Form 10QSB
period 2002-01-31
COPPER CORP
filed 2002-03-11
CIK 24581

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

                Quarterly Report Under Section 13 or 15(d) of the
                Securities Exchange Act of 1934 for the Quarterly
                          Period Ended January 31, 2002
                                       ----------------


                        Commission file number: 000-33247
                                                ---------


                               COPPER CORPORATION
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



          Colorado                                           84-1493157
          --------                                           ----------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                            Identification No.)


    10077 E. County Line Rd., Longmont, Colorado                80501
    --------------------------------------------             ----------
     (Address of principal executive offices)               (Zip Code)


                                  303-772-3316
                                  -------------
                           (Issuer's telephone number)


                7899 West Frost Drive, Littleton, Colorado   80128
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   Yes X     No
                                                               ----      ----

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 31, 2002, 1,230,000 shares of common stock, no par value, were outstanding.

                                      INDEX



                                                                           Page
                                                                           ----

PART I--FINANCIAL INFORMATION

     Item 1.  Financial Statements

     Condensed balance sheet (Unaudited) - January 31, 2002 ..........        3

     Condensed statements of operations (Unaudited) -
       Three months ended January 31, 2002 and 2001;
       Nine months ended January 31, 2002 and 2001 ...................        4

     Condensed statements of cash flows (Unaudited) -
       Nine months ended January 31, 2002 and 2001 ...................        5

     Notes to condensed financial statements (Unaudited) .............        6

     Item 2.  Plan of operation ......................................        8

PART II--OTHER INFORMATION ...........................................        8

     Item 1.  Legal Proceedings
     Item 2.  Changes in Securities
     Item 3.  Defaults Upon Senior Securities
     Item 4.  Submission of Matters to a Vote of Security Holders
     Item 5.  Other Information
     Item 6.  Exhibits and Reports on Form 8-K

     Signatures ......................................................        9

Part 1. Item 1. Financial Information
-------         ---------------------

                               COPPER CORPORATION

                             Condensed Balance Sheet
                                   (Unaudited)

                                January 31, 2002

                                                            Assets:   $  --
                                                                      =======

                      Liabilities and shareholders' deficit
Liabilities:
     Accounts payable and accrued expenses ........................   $   244
                                                                      -------
                                                                          244
                                                                      -------
Shareholders' deficit:
     Preferred stock ..............................................      --
     Common stock .................................................     2,672
     Additional paid-in capital ...................................     5,810
     Retained deficit .............................................    (8,726)
                                                                      -------
                                        Total shareholders' deficit      (244)
                                                                      -------

                                                                      $  --
                                                                      =======

            See accompanying notes to condensed financial statements

                               COPPER CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)

                                                    For the Three Months Ended
                                                            January 31,
                                                    --------------------------
                                                        2002          2001
                                                    -----------    -----------

Costs and expenses:
     Contributed rent (Note B) .................    $       300    $       300
     General and administrative ................            712           --
                                                    -----------    -----------
                         Total cost and expenses         (1,012)          (300)

Interest income ................................           --             --
                                                    -----------    -----------
                    Net loss before income taxes         (1,012)          (300)

Income taxes (Note C) ..........................           --             --
                                                    -----------    -----------

                                        Net loss    $    (1,012)   $      (300)
                                                    ===========    ===========

Basic and diluted loss per common share             $  *           $  *
                                                    ===========    ===========

Basic and diluted weighted average common
     shares outstanding ........................      1,230,000      1,230,000
                                                    ===========    ===========

*   Less than $.01 per share


                               COPPER CORPORATION

                       Condensed Statements of Operations
                                   (Unaudited)


                                   (CONTINUED)
                                   -----------


                                                    For the Nine Months Ended
                                                           January 31,
                                                    --------------------------
                                                      2002            2001
                                                    -----------    -----------

Costs and expenses:
     Contributed rent (Note B) .................    $       900    $       900
     General and administrative ................          1,730           --
                                                    -----------    -----------
                         Total cost and expenses         (2,630)          (900)

Interest income ................................           --                5
                                                    -----------    -----------
                    Net loss before income taxes         (2,630)          (895)

Income taxes (Note C) ..........................           --             --
                                                    -----------    -----------

                                        Net loss    $    (2,630)   $      (895)
                                                    ===========    ===========

Basic and diluted loss per common share             $  *           $  *
                                                    ===========    ===========

Basic and diluted weighted average common
     shares outstanding ........................      1,230,000      1,230,000
                                                    ===========    ===========

 *   Less than $.01 per share


            See accompanying notes to condensed financial statements

                               COPPER CORPORATION

                       Condensed Statements of Cash Flows
                                   (Unaudited)

                                                       For the Nine Months Ended
                                                             January 31,
                                                       -------------------------
                                                        2002              2001
                                                       -------           -------

               Net cash used in operating activities   $(2,986)          $  --
                                                       -------           -------

Cash flows from financing activities:
     Contributed capital by affiliate (Note B) .....     2,986              --
                                                       -------           -------
           Net cash provided by financing activities     2,986              --
                                                       -------           -------

                                  Net change in cash      --                --
Cash, beginning of period ..........................      --                --
                                                       -------           -------

                                 Cash, end of period   $  --             $  --
                                                       =======           =======

Supplemental  disclosure of cash flow  information:
    Cash paid during the period for:
        Interest ...................................   $  --             $  --
                                                       =======           =======
        Income taxes ...............................   $  --             $  --
                                                       =======           =======

            See accompanying notes to condensed financial statements

                               COPPER CORPORATION

                     Notes to Condensed Financial Statements
                                   (Unaudited)

Note A: Basis of Presentation

The financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2001 as filed in its Form 10-SB and should be read in conjunction with the notes thereto. The Company's plans to evaluate, structure, and complete a merger with, or acquisition of, a privately owned corporation.

On January 14th, 2002, the Company, Corporate Management Services ("CMS") and Jim Wiegand executed a common stock purchase agreement. Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by Corporate Management Services, and effectively took over the control of the Company.

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

Note B: Related Party Transactions

As of April 30, 2001, CMS, an affiliate under common control, owed the Company $1,776 consisting of $1,660 in net proceeds remaining from a prior stock offering and $116 of interest income generated from an interest-bearing bank account. As of January 14, 2002, the Company owed CMS $1,210. The $2,986 received from CMS was disbursed for legal and accounting fees.

On January 14, 2002, pursuant to the common stock purchase agreement between the Company, CMS and James Wiegand, CMS forgave the $1,210 owed by the Company. The debt forgiveness was considered as a contribution to additional paid-in capital.

CMS provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900, for the nine months ended January 31, 2002 and 2001, respectively.

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

Part I-- Item 2. Plan of Operation
------           -----------------

The Company's plan of operation is to seek out, investigate, and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. There have been no revenues from operations since formation, and none are anticipated prior to completing a business combination. The Company has no full time employees, incurs nominal rent and administrative expenses of $100 per month, and has no other recurring operational expenses except professional fees incurred as necessary. The Company's president devotes approximately ten (10) hours per month, without compensation, to the affairs of the Company. The Company does not anticipate raising any additional funds in the next twelve (12) months, and has no present plans to acquire any assets or make any investments prior to completing a business combination.

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


Part II - Other Information
-------   -----------------

Items 1 through 5

        No response required.


Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibits

                None

        (b) Reports on Form 8-K

               On January 4, 2002, we filed a Report on Form 8K to report a change in control of Registrant. Our report on Form 8K is hereby incorporated by reference.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Copper Corporation





Date:  March 8, 2002                  By:  /s/ James B. Wiegand
                                           ---------------------
                                           James B. Wiegand, President/Secretary