Form 10KSB
period 2002-04-30
COPPER CORP
filed 2002-08-06
CIK 24581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended April 30, 2002

                               COPPER CORPORATION
                               ------------------
           (Name of small business issuer as specified in its charter)

         Colorado                                               84-1493157
         --------                                               ----------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

5442 Dungaree Street, Las Vegas, Nevada                       89118
---------------------------------------                       -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (702) 221-8703

Securities registered under Section 12(b) of the Act:         None

Securities registered under Section 12(g) of the Act:

                           Common Stock, no par value
                           --------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the
best  of  the  registrant's   knowledge,  in  definitive  proxy  or  information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

Revenues for last fiscal year were $0

Number of shares of Common Stock, no par value, outstanding as of April 30 , 2002: 1,230,000.

                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED APRIL 30, 2002


                                TABLE OF CONTENTS
PART I                                                                                  Page
Item  1. Description of Business                                                        3

Item  2. Description of Property                                                        4

Item  3. Legal Proceedings                                                              4

Item  4. Submissions of Matters to a Vote of Security Holders                           4

PART II

Item  5. Market for the Registrants' Common Equity and Related Stock-
         holder Matters                                                                 5

Item  6. Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                          5

Item  7. Financial Statements                                                           7-16

Item  8. Changes in and Disagreements With Accountants on Accounting and
         Financial Disclosure                                                           17

PART III

Item  9. Directors and Executive Officers of the Registrant                             17

Item 10. Executive Compensation                                                         17

Item 11. Security Ownership of Certain Beneficial Owners and Management                 18

Item 12. Certain Relationships and Related Transactions                                 18

PART IV

Item 13. Exhibits and Reports on Form 8-K                                               18


PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Copper Corporation undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Copper Corporation from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10-QSB and any Current Reports on Form 8-K.

                                   THE COMPANY

Copper Corporation (the "Company") was formed on April 9, 1998 under the laws of the State of Colorado to engage in any lawful corporate undertaking, including selected mergers and acquisitions. The has been in the developmental stage since inception and has no operations to date.

On June 25, 2002, the Company entered into a stock exchange agreement with all of the stockholders of American Real Estate Investors, Inc. wherein the Company acquired one hundred (100%) percent of the outstanding stock of American Real Estate Investors, Inc. ("American") in exchange for 1,300,000 shares of the Company. Under terms of the stock exchange agreement, American delivered 1,000,000 shares of stock to the Company and the Company acquired all rights and ownership of American. The Company's sole officer and director, Jim Wiegand was replaced by Roger Sherman, Andrew Brown, and Barnard Ware. The Company filed a Form 8-K on this matter on July 10, 2002.

Since the acquisition of American, the Company has had no operations.

Employees
---------

At April 30, 2002, the Company had no full time employees. The current board and officers are not full time employees and work as needed for the Company.

                          Risk Factors of the Business
                          ----------------------------

Lack of Operating History: The Company has had no operating history nor any revenues or earnings from operations. The Company has no significant assets or financial resources. The Company will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a business combination. This may result in the Company incurring a net operating loss which will increase continuously until the Company can consummate a business combination with a target company. There is no assurance that the Company can identify such a target company and consummate such a business combination.

Competition: The Company is and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies which may be merger or acquisition target candidates for the Company. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than the Company. Consequently, the Company will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, the Company will also compete with numerous other small public companies in seeking merger or acquisition candidates.

Dependence On Key Personnel: Our president has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.

Inability to Obtain Funding: The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company. These and numerous other factors are beyond the Company's control.

Being a Reporting Company Could Delay an Acquisition: Section 13 of the Securities Exchange Act of 1934 (the "Exchange Act") requires us to provide certain information about significant acquisitions including certified financial statements for the company acquired covering one or two years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target companies to prepare such statements may significantly delay or essentially preclude consummation of an otherwise desirable acquisition by the Company. Acquisition prospects that do not have or are unable to obtain the required audited statements may not be appropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

Lack of Market Research: We have neither conducted, nor have others made available to us, results of market research indicating that market demand exists for the transactions contemplated by the Company. Moreover, the Company does not have, and does not plan to establish, a marketing organization. Even in the event demand is identified for the type of merger or acquisition contemplated by the Company, there is no assurance the Company will be successful in completing any such business combination.

Government Regulation: The Company is not subject to any direct governmental regulation other than the securities laws and regulations applicable to all publicly owned companies, and laws and regulations applicable to businesses generally.

ITEM 2:  PROPERTIES

The Company's office is located at 5442 Dungaree Street, Las Vegas, Nevada 89118. There is no monthly rent for the use of the space. This is a shared office space and the Company will have the space available under their terms. The Company is obligated to share the space until January 2003.

ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2002.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS.

(a)  Market Information

The Company's Common Stock is not listed on any stock exchange and has no trading symbol.

(b)  Holders

As at April 30th, 2002, there were approximately 50 registered stockholders of record of the Company's Common Stock.

(c)  Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the financial statements and notes thereto included in Item 7 of this Form 10-KSB. Except for the historical information contained herein, the discussion in this Annual Report on Form 10-KSB contains certain forward-looking statements that involve risk and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed here. Factors that could cause differences include those discussed in "Risk Factors of the Business", as well as discussed elsewhere herein.

OVERVIEW

The Company has been in the development stage since formation and has had no revenue to date. The company's plan of operation is to seek out, investigate and pursue a merger, acquisition, or other business combination with an entity desiring the perceived benefits offered by the Company as a result of its having a class of securities registered under the Exchange Act. The Company has no employees, incurs only nominal rent, administrative, and professional expenses, and anticipates no revenue until it is successful in concluding some form of business combination.

In April, 2002, the Company entered into discussions with a privately held company that is interested in being acquired by Copper in exchange for controlling interest in Copper. There is no assurance that these discussions will be successful, but until the outcome of these discussion is determined, the Company will not actively pursue other potential business combinations.

RESULTS OF OPERATIONS

Revenues. The Company generated revenues of $0.00 for the year ended April 30, 2002, versus $0.00 for the year ended April 30, 2001.

Cost of Revenues. During 2002, the Company incurred $4,804 in cost of revenues, an (increase) of 78.26% over

2001 expenses of $2,695. The increase is primarily attributable to increased administrative expenses.

General and Administrative Expenses. During 2002, the Company incurred $3,604 in general and administrative expenses, an increase of 42% over 2001 expenses of $1,500.

Interest Income. Interest income was $0 for the years ended April 30, 2002, and 2001, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of April 30, 2002, the Company's accumulated deficit was $1,142 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended April 30, 2002, the Company recorded a net loss of $4,804, or $.0039 per share, versus a net loss of $2,695, or $.0022 per share, for the same twelve month period ending April 30, 2001.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2002 and April 30, 2001, the Company had a cash balance of $0.

Due to the "start up" nature of the Company's businesses, the Company expects to incur losses as it expands. The Company expects to raise additional funds through private or public equity investment in order to expand the range and scope of its business operations. The Company will seek access to private or public equity but there is no assurance that such additional funds will be available for the Company to finance its operations on acceptable terms, if at all. See "Risk Factors of the Business" for additional details.

RELATED PARTY TRANSACTIONS

Corporate Management Services (CMS) organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS and Mr. Wiegand provided free office space to the Company, on an as needed basis for all periods presented in the accompanying financial statements. The Company's Board of Director valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $4,900, respectively, for the years ended April 30, 2002 and 2001, and the period from April 9, 1998 (inception) through April 30, 2002.

During the year ended April 30, 2002, CMS repaid the Company $1,777 from offering proceeds and contributed $1,577 for the payment of professional fees for the Company. Mr. Wiegand contributed $250 for the payment of professional fees after January 2002.

ITEM 7: FINANCIAL STATEMENTS

                                TABLE OF CONTENTS

Independent Auditors' Report...............................................................8

Balance Sheet at April 30, 2002 ...........................................................9

Statements of Operations for the years ended
April 30, 2002 and 2001....................................................................10

Statements of Shareholders' Deficit for period of inception (April 9, 1998)
through April 30, 2002.....................................................................11

Statements of Cash Flows for the years ended
April 30, 2002 and 2001....................................................................12

Notes to the Financial Statements..........................................................13-16


INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholders of Copper Corporation

We have audited the balance sheet of Copper Corporation (a development stage company) as of April 30, 2002 and related statements of operations, shareholders' deficit and cash flows for the years ended April 30, 2002 and 2001, and for the period from April 9, 1998 (inception) through April 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Copper Corporation as of April 30, 2002 and the related statement of operations and cash flows for the years ended April 30, 2002 and 2001 and for the period from April 9, 1998 (inception) through April 30, 2002 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses since inception and has a net capital deficit at April 30, 2002. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.



/s/ Cordovano and Harvey, P.C.
------------------------------
Cordovano and Harvey, P.C.
Denver, Colorado
July 24, 2002

                               COPPER CORPORATION
                          (A Development Stage Company)

                                  Balance Sheet

Assets                                                                              $                              -
                                                                                    ================================
Liabilities and shareholders' deficit Liabilities:
    Accrued liabilities                                                                                        1,500
                                                           Total liabilities                                   1,500

Shareholders' deficit:
    Preferred stock, no par value; 5,000,000 shares authorized;
        -0- shares issued and outstanding                                                                          -
    Common stock, no par value; 20,000,000 shares authorized;
        1,230,000 shares issued and outstanding                                                                2,673
    Additional paid-in capital                                                                                 6,727
    Deficit accumulated during development stage                                                            (10,900)
                                                                                                            --------
                                                        Total shareholders' deficit                          (1,500)
                                                                                                             -------
                                                                                    $                             -
                                                                                    ===============================

                 See accompanying notes to financial statements
                                        9

                               COPPER CORPORATION
                          (A Development Stage Company)

                             Statement of Operations

                                                                 For the Years Ended
                                                                      April 30,                    April 9,1998
                                                                                                   (inception)
                                                                                                   Through April 30,
                                                              2002              2001               2002
Costs and expenses:
    Stock-based compensation (Note B):
        Organizational costs                                  $               - $               -  $                500
    Contributed rent (Note B)                                             1,200             1,200                 4,900
    General and administrative                                            3,604             1,500                 5,616
                                                                          -----             -----                 -----
                                      Total cost and expenses            (4,804)           (2,700)              (11,016)
Interest income                                                               -                 5                   116
                                                                              -                 -                   ---
                                 Net loss before income taxes            (4,804)           (2,695)              (10,900)
Income taxes (Note C)                                                         -                 -                     -
                                                     Net loss $          (4,804)$          (2,695) $            (10,900)
                                                                    ============      ============     =================
Basic and diluted loss per common share                       $               * $               *
                                                                ================      ============
Basic and diluted weighted average common
    shares outstanding                                                1,230,000         1,230,000


* Less than $01 per share


                 See accompanying notes to financial statements
                                        10

                               COPPER CORPORATION
                          (A Development Stage Company)

                       Statement of Shareholders' Deficit
                April 9, 1998 (inception) through April 30, 2002

                                                                                                             Deficit
                                                                       Common Stock                          Accumulated
                                                                                              Additional     During the
                                                                                              Paid-In        Development
                                                                  Shares        Amount        Capital        Stage          Total
                                                                  ------        ------        -------        -----          -----
Beginning balance, April 9, 1998                                           -    $      -      $     -        $     -        $     -
April 1998, common stock issued in exchange
    for service and in connection with organizing the              1,000,000         500            -               -           500
Contributed rent (Note B)                                                  -           -          100               -           100
Net loss for the period ended April 30, 1998                               -           -            -            (687)         (687)
                                                                           -           -            -            -----         -----
                               BALANCE, APRIL 30, 1998             1,000,000         500          100            (687)          (87)
May 1998, common stock issued for cash,
    net of $127 of offering costs (Note A)                           230,000       2,173            -               -         2,173
Contributed rent (Note B)                                                  -           -        1,200               -         1,200
Net loss for year ended April 30, 1999                                     -           -            -          (1,398)       (1,398)
                                                                           -           -            -          -------       -------
                               BALANCE, APRIL 30, 1999             1,230,000       2,673        1,300          (2,085)        1,888
Contributed rent (Note B)                                                  -           -        1,200               -         1,200
Net loss for year ended April 30, 2000                                     -           -            -          (1,316)       (1,316)
                                                                           -           -            -          -------       -------
                               BALANCE, APRIL 30, 2000             1,230,000       2,673        2,500          (3,401)        1,772
Contributed rent (Note B)                                                  -           -        1,200               -         1,200
Net loss for year ended April 30, 2001                                     -           -            -          (2,695)       (2,695)
                                                                           -           -            -          -------       -------
                               BALANCE, APRIL 30, 2001             1,230,000       2,673        3,700          (6,096)          277
Contributed rent (Note B)                                                  -           -        1,200               -         1,200
Contributed expenses (Note B)                                              -           -        1,827               -         1,827
Net loss for year ended April 30, 2002                                     -           -            -          (4,804)       (4,804)
                               BALANCE, APRIL 30, 2002             1,230,000    $  2,673      $ 6,727        $(10,900)      $(1,500)
                                                                   =========    ========      =======        =========      ========


                See accompanying notes to financial statements
                                        11

                               COPPER CORPORATION
                          (A Development Stage Company)

                             Statement of Cash Flows
                                                                                                                April 9, 1998
                                                                                                                (inception)
                                                                                For the Years Ended             Through
                                                                                     April 30,                  April 30,
                                                                                2002           2001             2002
                                                                                ----           ----             ----
Cash flows from operating activities
    Net loss                                                                    $  (4,804)     $  (2,695)       $       (10,900)
    Transactions not requiring cash:
        Common stock issued for services                                                -              -                    500
        Office space contributed by an affiliate (Note B)                           1,200          1,200                  4,900
        Contributed expenses                                                        1,827              -                  1,827
        Changes in operating assets and operating liabilities:
            Accounts payable and accrued liabilities                                    -          1,500                  1,500
            Due from affiliate                                                      1,777             (5)                     -
                          Net cash provided by financing activities                     -              -                 (2,173)
Cash flows from financing activities:
    Proceeds from sale of common stock (note A)                                         -              -                  2,300
    Payments for offering costs                                                         -              -                   (127)
                          Net cash provided by financing activities                     -              -                  2,173
                                                 Net change in cash                     -              -                      -
Cash, beginning of period                                                               -              -                      -
                                                Cash, end of period             $       -      $       -        $             -

Supplement disclosure of cash flow information: Cash paid during the period for:
        Interest                                                                $       -      $       -        $             -
        Income taxes                                                            $       -      $       -        $             -


                 See accompanying notes to financial statements
                                        12

                               COPPER CORPORATION
                          (A Development Stage Company)

                         Notes To Financial Statements

Note A: Organization and summary of significant accounting policies

Organization

Copper Corporation (the "Company") was incorporated, by an affiliate, Corporate Management Services ("CMS"), under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 and is a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

On January 14, 2002, the Company, CMS and Mr. Jim Wiegand executed a common stock purchase agreement. Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS and effectively took over the control of the Company.

The Company has been in the development stage since inception and has no revenue-producing operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $10,900 since inception and a net capital deficit at April 30, 2002. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through shareholder advances and equity offerings to fund its business plan. There is no assurance that the Company will be successful in acquiring advances and raising additional funds.

Summary of significant accounting policies

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2002.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

                               COPPER CORPORATION
                          (A Development Stage Company)

                         Notes To Financial Statements

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.

Income Taxes

The Company reports income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes", which requires the liability method in accounting for income taxes. Deferred tax assets and liabilities arise from the difference between the tax basis of an asset or liability and its reported amount on the financial statements. Deferred tax amounts are determined by using the tax rates expected to be in effect when the taxes will actually be paid or refunds received, as provided under currently enacted law. Valuation allowances are established when necessary to reduce the deferred tax assets to the amounts expected to be realized. Income tax expense or benefit is the tax payable or refundable, respectively, for the period plus or minus the change during the period in the deferred tax assets and liabilities.

Earnings (loss) per common share

Basic earnings per share is computed by dividing income available to common shareholders (the numerator) by the weighted-average number of common shares (the denominator) for the period. The computation of diluted earnings per share is similar to basic earnings per share, except that the denominator is increased to include the number of additional common shares that would have been outstanding if potentially dilutive common shares had been issued.

At April 30, 2002, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

Organization costs

Costs related to the organization of the Company have been expensed as incurred.

Offering costs

Legal, printing and filing fees incurred in connection with the offering of its common stock are deferred by the Company until the offering is closed. Upon closing, the deferred offering costs are (1) subtracted from the offering proceeds if the offering is successful, or (2) charged to operations if the offering is unsuccessful.

Fiscal year

The Company operates on a fiscal year ending April 30.

                               COPPER CORPORATION
                          (A Development Stage Company)

                         Notes To Financial Statements

Stock-based compensation

SFAS No. 123, "Accounting for Stock-Based Compensation" permits the use of either a "fair value based method" or the "intrinsic value method" defined in Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees" (APB 25) to account for stock-based compensation arrangements.

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.

Note B: Related party transactions

CMS organized the Company in exchange for 1,000,000 shares of the Company's common stock. The common stock was valued at $500 by the Company's Board of Directors.

CMS and Mr. Wiegand provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $4,900, respectively, for the years ended April 30, 2002 and 2001, and the period from April 9, 1998 (inception) through April 30, 2002.

During the year ended April 30, 2002, CMS repaid the Company $1,777 from offering proceeds and contributed $1,577 for the payment of professional fees for the Company. Mr. Wiegand contributed $250 for the payment of professional fees after January 2002. At April 30, 2002, the Company owes $-0- to CMS and Mr. Wiegand.

Note C: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2002 and 2001 are as follows:

                                               For the Years Ended
                                                     April 30,
                                                -------------------
                                                2002      2001
                                                --------- ---------
U.S. statutory federal rate...................   15.00%    15.00%
State income tax rate, net of federal benefit.    4.04%     4.04%
Contributed rent..............................   -4.76%    -8.48%
Net operating loss (NOL)for which no tax
   benefit is necessary........................  -14.28%    10.56%
                                                -------------------
                                                  0.00%     0.00%

At April 30, 2002, deferred taxes consisted of a net tax asset of $1,142, due to operating loss carryforwards of $6,000, which was fully allowed for, in the valuation allowance of $1,142. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2002 and 2001 and from April 9, 1998 (inception) through April 30, 2002 were $686, $285, and $1,142, respectively. Net operating loss carryforwards will expire through 2022.

                               COPPER CORPORATION
                          (A Development Stage Company)

                         Notes To Financial Statements

The valuation allowance will be evaluated at the end of each year, considering positive and negative evidence about whether the asset will be realized. At that time, the allowance will either be increased or reduced; reduction could result in the complete elimination of the allowance if positive evidence indicates that the value of the deferred tax asset is no longer impaired and the allowance is no longer required.

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.

Note D: Shareholders' equity

The Company's preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of (1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:

BERNARD WARE, (Age 43) Mr Ware attended UCLA where he obtained a Bachelor of Arts degree with a Major in Political Science in 1981. He attended UCLA Law School where he obtained his Juris Doctorate in 1985. He has been a member of the California State Bar for the past ten (10) years. He has practiced law in the Los Angeles area for his entire professional career. From January 1997 through May 2001, Mr. Ware was an associate attorney in the law firm of Dummit, Faber, Briegleb & Diamond. His duties included handling medical malpractice and general liability defense cases. From May 2001 through August 2001, Mr. Ware was an associate attorney with Tseng & Associates in Thousand Oaks California. His duties included handling general liability defense cases. From August 2001 to present, Mr. Ware has been a sole practitioner performing contract work for various law firms in the Greater Los Angeles area.

ROGER SHERMAN (Age 66) Mr. Sherman graduated from University of Minnesota with a law degree in 1959. He practiced law with Miller and Austin from 1959 to 1962. After practicing law he went to work for The Pillsbury Company where he managed the tax department. After leaving Pillsbury he was a part owner and officer of several different businesses. He is currently an officer and director of Kensington Holding Corporation.

ANDREW BROWN (Age 31) From 1997 to 1998, Mr. Brown worked as a SBA loan processor for Adecco Staffing. From 1998 to present he has acted as Office Manager and Executive Assistant for Kennsington Holding Corporation. Mr. Brown has been an employee for the company since 1998.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during fiscal 2001 the filing requirements applicable to its directors and executive officers were not satisfied.

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation
---------------------------------------

The following table shows, for the three-year period ended April 30, 2002, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

                           Summary Compensation Table
                                                                               Securities
                                                                               Underlying
Name and                                                                       Options       All Other
Principal Position                  Year      Salary    Bonus      Other       Granted       Compensation
------------------                  ----      ------    -----      -----       -------       ------------
Roger Sherman                       2002          0        0        0                0                 0
                                    2001          0        0        0                0                 0
Andrew Brown                        2002          0        0        0                0                 0
                                    2001          0        0        0                0                 0
Barnard Ware                        2002          0        0        0                0                 0
                                    2001          0        0        0                0                 0

Jim Wiegand                         2002          0        0        0                0                 0
                                    2001          0        0        0                0                 0
                                    2000          0        0        0                0                 0


Stock Option Grants in 2002
---------------------------

Shown below is further information regarding employee stock options awarded during 2002 to the named officers and directors:

                           Number of        % of Total
                           Securities       Options
                           Underlying       Granted to     Exercise    Expiration
Name                       Options          Employees      Price       Date
----                       -------          ---------      -----       ----
None


ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30th, 2002, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.

                                                     Number of Shares
Person or Group                                      of Common Stock            Percent
---------------                                      ---------------            -------
James Wiegand                                           350,000                 28.5%
Max Gould                                               200,000                 16.3%
Corporate Management Services ("CMS")                   200,000                 16.3%


ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB. No reports on Form 8-K were filed during the Company's fourth fiscal quarter.

                                   SIGNATURES

     Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 5th day of August, 2002.

                                                              COPPER CORPORATION

                                                               /s/ Roger Sherman
                                                               -----------------
                                                        Roger Sherman, President


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in capacities and on the dates indicated.

Signature                           Title                     Date


/s/ Roger Sherman                   President                 8/5/02
-----------------                   ---------                 ------
Roger Sherman

/s/ Bernard Ware                    Chief Financial Officer   8/5/02
----------------                    -----------------------   ------
Bernard Ware

/s/ Andrew Brown                    Secretary                 8/5/02
----------------                    ---------                 ------
Andrew Brown

     I am the Chief Executive Officer of the Company and by signing the above Form 10-KSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

                                                               /s/ Roger Sherman
                                                               -----------------
                                          Roger Sherman, Chief Executive Officer

     I am the Chief Financial Officer of the Company and by signing the above Form 10-KSB, I certify that the report fully complies with all the requirements of section 13(a) or 15(d) of the Exchange Act and that information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the issuer.


                                                                /s/ Bernard Ware
                                                                ----------------
                                           Bernard Ware, Chief Financial Officer