Form 10QSB
period 2002-07-31
COPPER CORP
filed 2002-10-11
CIK 24581

FORM 10-QSB

                     SECURITIES AND EXCHANGE COMMISSION
                            Washington, DC 20549

(Mark One)
[X ]     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended July 31, 2002

                                                        OR

[  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to _______________________


Commission File Number 000-33247

                           COPPER CORPORATION
--------------------------------------------------------------------------------

     (Exact name of registrant as specified in its charter)


         Colorado                                  84-1493157
------------------------------------            ----------------
(State or other jurisdiction of          (I.R.S. Employer Identification No.)
incorporation or organization)

      3088 SE Gabler                               55313
-----------------------------------------    -------------------
(Address of principal executive office)         (Zip Code)

                                                (763) 477-6027
                                              ------------------
                            (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _ __ -------- -----

The number of shares outstanding of each of Issuer's classes of common equity as of September 10, 2002.

    Common Stock, par value $.0001                    2,530,000
    ------------------------------            --------------------------
            Title of Class                          Number of Shares

Transitional Small Business Disclosure Format yes_____ no___X__ -

                               COPPER CORPORATION
                                      with
                         Report of Independent Auditors

                                  JULY 31, 2002


























                                  Prepared by:
                           Cordovano and Harvey, P.C.
                          Certified Public Accountants
                                Denver, Colorado

                     COPPER CORPORATION
                           Index
                                                                                          Page
                                                                                          ----
Part I:         Financial Information

Item 1          Financial Statements

                Consolidated CondenseBalance Sheet as of July 31, 2002 (unaudited)         3

                Consolidated Condense Statements of Operations for the Three Months
                Ended July 31, 2002 and 2001 (unaudited)                                   4

                Consolidated Condense Statement of Changes in Shareholders' Deficit
                for the Three months Ended July 31, 2001 (una5dited)                       5

                Consolidated Condense Statements of Cash Flows for the Three Months
                Ended July 31, 2002 an 2001 (unaudited)                                    6

                Notes to Consolidated I ondensed Financial Statements (unaudited)          7

Item 2          Plan of Operation                                                          8

Part II:        Other Information                                                          9

                Signatures                                                                10

                Exhibits                                                                  11

                        COPPER CORPORATION
               Consolidated Condensed Balance Sheet
                          July 31, 2002
                           (unaudited)

                             Assets

                                                        $
                                                         =========

              Liabilities and Shareholders' Deficit
              -------------------------------------


Liabilities:
        Accounts payable and accrued liabilities        $   3,284
                                                        ----------
                Total liabilities                           3,284


Shareholders' deficit:
    Preferred stock
    Common stock                                            2,673
    Additional paid-in capital                              8,800
    Deficit accumulated during the development stage      (14,757)
                                                          --------

                Total shareholder's deficit                (3,284)
                                                           -------

                                                        $     --
                                                        ==========

See accompanying notes to consolidated condensed financial statements.


                            COPPER CORPORATION
                      Consolidated Condensed Balance Sheet
                                 (unaudited)

                                                        Three Months Ended
                                                             July 31,
                                                    -------------------------
                                                     2002             2001
Costs and expenses:
    Contributed rent                                    300            300
General and administrative                            3,557            250
                                                      ------           ---
                                                      3,857            550
                                                      ------           ---

                        Loss before income taxes      (3,857)          (550)

    Income tax provision                                 ---            ---
                                                     ---------        --------
                Net loss                             $(3,857)          (550)
                                                     =========        ========

Basic and diluted loss per share                     $   ---            ---

Weighted average common shares outstanding            1,446,667       1,230,000


See accompanying notes to consolidated condensed financial statements

                            COPPER CORPORATION
      Consolidated Condensed Statement of Changes in Shareholder's Deficit
                               (unaudited)

                                                                                Deficit
                                                             Additional         Accumulated
                                        Common Stock            Additional      During the
                                        ------------            paid-in         Development
                                        Shares      Amount      capital         Stage           Total
                                        ------      ------      -------         -----           -----
Balance at
  April 30, 2002                        1,230,000   2,673       6,727           (10,900)        (1,500)

Contributed rent (Note 2)                     ---     ---         300               ---            ---

Contributed services (Note 2)                 ---     ---         475               ---            ---

Related party payment of costs on
  behalf of Company (Note 2)                  ---     ---       1,298               ---          1,298

Issuance of common stock
  for subsidiary                        1,300,000     ---         ---               ---            ---

Net income/loss                               ---     ---         ---            (3,857)        (3,857)
                                        ---------   -----       -----           --------        -------
Balance at
  July 31, 2001                         2,530,000   2,673       8,800           (14,757)        (3,284)
                                        =========   =====       =====           ========        =======


See accompanying notes to consolidated condensed financial statements

                           COPPER CORPORATION
              Consolidated Condensed Statements of Cash Flows

                              (unaudited)

                                                        Three Months Ended
                                                             July 31,
                                                        --------------------
                                                        2002            2001
Net cash used in operating activities                   $(2,073)        $  500
                                                        --------        ------
Cash flows from financing activities:
  Contributed capital by an affiliat                      2,073            ---
                                                        --------        ------
    Net cash provided by financing activities             2,073            ---
                                                        --------        ------
      Net change in cash                                    ---            500

Cash:
  Cash, beginning of period                                 ---            ---

  Cash, end of period                                       ---            500
                                                        -------         ------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes                                          ---            ---
                                                        =======         ======
      Interest                                              ---            ---
                                                        =======         ======


See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
              Notes to Consolidated Condensed Financial Statements
                                   (unaudited)

Note 1: Basis of Presentation
------------------------------

The consolidated condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2002 filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company's plans to evaluate, structure and complete a merger with (or acquisition of) a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three month period ended July 31, 2002 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party Transactions
-----------------------------------

During the three months ended July 31, 2002, management provided free office space to the Company, on an as needed basis. During the three months ended July 31, 2001, Corporate Management Services, the former controlling shareholder of the Company, provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $300 and $300, for the three months ended July 31, 2002 and 2001, respectively.

During the three months ended July 31, 2002, management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $25 per hour, based on prevailing local market rates.

Note 3:  Income Taxes
---------------------

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

Note 4:  Acquisition of Subsidiary
----------------------------------

On June 25, 2002, the Company's Board of Directors approved the issuance of 1.3 million shares of its common stock to All American Financial Management, Inc. in exchange for all of the issued and outstanding shares of common stock of American Real Estate Investors, Inc., a shell company with no assets or business. As a result of the transaction, American Real Estate Investors, Inc. became a wholly owned subsidiary of the Company. There were no intercompany transactions or accounts.

Item 2. Plan of Operations.

General

The Company acquired a subsidiary on June 25, 2002 in order to facilitate the sale of a majority interest in the common stock of the Company. The subsidiary, American Real Estate Investors, Inc., has no assets or business; it is a dormant shell company.

The plan of the Company's management, for the next twelve months, is to focus on acquiring an operating entity. Management has been seeking possible merger candidates and expects to consummate a transaction in the near future. Certain members of management plan to work, deferring payment of compensation, to seek and evaluate potential merger candidates. Principal shareholders plan to underwrite the Company's obligations until such time as a merger is completed.

The Company has no full-time employees, incurs nominal rent and administrative expenses and has no other recurring operating expenses, except for those professional fees and expenses necessary to maintain its reporting status under the Securities and Exchange Act of 1934, as amended. The Company anticipates raising no capital over the next twelve months. The Company has no plans to acquire any assets or make any investments prior to completing a merger.

To date, the Company has identified no suitable merger candidates. Management has no particular type of merger candidate in mind. No restrictions have been placed on management's discretion to seek out and participate in an appropriate merger.

Selection of an appropriate merger candidate is complex and risky due to the lack of Company financial resources, the speculative nature of such a transaction, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, and competition in the marketplace. There is no assurance that the Company will be successful in consummating a merger with a privately held company or that such a merger will result in profitable operations.

Special note regarding forward-looking statements

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward- looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.

Part II: Other Information

Item 1: Legal Proceedings No report required.

Item 2: Changes in Securities No report  required.

Item 3: Defaults upon Senior Securities No report required.

Item 4: Submission of Matters to a Vote of Security Holders No report required.

Item 5: Other information No report required.

Item 6: Exhibits and Reports on Form 8-K
        (a).    Exhibits: None

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                            COPPER CORPORATION

                            Date: September 10, 2002


                        By: /S/ Roger W. Sherman
                            --------------------------------------------------
                            Roger W. Sherman, President

                             CERTIFICATION PURSUANT TO
                               18 U.S.C. SECTION 1350,
                               AS ADOPTED PURSUANT TO
                    SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Copper Corporation (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Roger W. Sherman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

     (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

     (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Roger W. Sherman
Chief Executive Officer
September 10, 2002

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                 SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Copper Corporation (the "Company") on Form 10-QSB for the period ending July 31, 2002, as filed with the Securities and Exchange Commission on the date hereof (the "Report'), I, Roger W. Sherman, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Roger W. Sherman
Chief Financial Officer
September 10, 2002