Form 10QSB
period 2002-10-31
COPPER CORP
filed 2002-12-16
CIK 24581

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended October 31, 2002

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________


                        Commission File Number 000-33247
                                               ---------

                               COPPER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                       84-1493157
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


         3088 SE Gabler                                            55313
--------------------------------------                        -----------------
(Address of principal executive office)                          (Zip Code)

                                 (763) 477-6027
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.       Yes   X         No
                                             ----          -----

The number of shares outstanding of each of Issuer's classes of common equity as of December 14, 2002.

 Common Stock, par value $.0001                             2,530,000
 ------------------------------                       --------------------------
          Title of Class                                  Number of Shares


Transitional Small Business Disclosure Format   yes        no X
                                                   ---       ---

                                                                          Page
                                                                          ----
Part I:  Financial information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of October 31, 2002
         (unaudited) ....................................................   3

         Consolidated Condensed Statements of Operations for the three
         and six months ended October  31, 2002 and 2001 (unaudited) ....   4

         Consolidated Condensed Statement of Changes in Shareholders'
         Deficit for the six months ended October  31, 2001 (unaudited) .   5

         Consolidated Condensed Statements of Cash Flows for the three
         and six months ended October  31, 2002 and 2001 (unaudited) ....   6

         Notes to Consolidated Condensed Financial Statements (unaudited)   7

Item 2.  Plan of Operation ..............................................   8


Part II: Other Information ..............................................   9

         Signatures .....................................................  10

         Exhibits .......................................................  11

                               COPPER CORPORATION
                      Consolidated Condensed Balance Sheet
                                  July 31, 2002
                                   (unaudited)


                                     Assets

                                                                       $   --
                                                                       ========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities......................     $  3,543
                                                                       --------

                               Total liabilities                          3,543

Shareholders' deficit:
    Preferred stock...............................................         --
    Common stock..................................................        2,673
    Additional paid-in capital....................................       12,641
    Deficit accumulated during the development stage..............      (18,857)
                                                                       --------

                  Total shareholder's deficit                            (3,543)
                                                                       --------

                                                                       $   --
                                                                       ========

      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                                Three Months Ended            Six Months Ended
                                                                    October 31,                   October 31,
                                                             -------------------------    --------------------------
                                                                2002          2001           2002           2001
                                                             -----------   -----------    -----------    -----------
Costs and expenses:
    Contributed rent ....................................... $      --     $       300    $       600    $       600
    General and administrative .............................        --             768          7,357          1,018
                                                             -----------   -----------    -----------    -----------

                                                                    --           1,068          7,957          1,618
                                                             -----------   -----------    -----------    -----------


                                    Loss before income taxes        --          (1,068)        (7,957)        (1,618)

    Income tax provision ...................................        --            --             --             --
                                                             -----------   -----------    -----------    -----------

                   Net loss ................................ $      --     $    (1,068)   $    (7,957)   $    (1,618)
                                                             ===========   ===========    ===========    ===========

Basic and diluted loss per share ........................... $      --     $        (0)   $        (0)   $        (0)

Weighted average common shares outstanding .................   2,530,000     1,230,000      1,849,048      1,230,000
                                                             ===========   ===========    ===========    ===========

      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
      Consolidated Condensed Statement of Changes in Shareholders' Deficit
                                   (unaudited)

                                                                             Deficit
                                                                           Accumulated
                                           Common Stock       Additional   During the
                                    -----------------------     paid-in    Development
                                     Shares        Amount       Capital       Stage         Total
                                    ----------   ----------   ----------   ----------    ----------
Balance at
  April 30, 2002 ................    1,230,000        2,673        6,727      (10,900)       (1,500)

Contributed rent (Note 2) .......         --           --            600         --             600

Contributed services (Note 2) ...         --           --          1,225         --           1,225

Related party payment of costs on
    behalf of Company (Note 2) ..         --           --          4,089         --           4,089

Issuance of common stock
    for subsidiary ..............    1,300,000         --           --           --            --

Net income/loss .................         --           --           --         (7,957)       (7,957)
                                    ----------   ----------   ----------   ----------    ----------

Balance at
October 31, 2002 ................    2,530,000   $    2,673   $   12,641   $  (18,857)   $   (3,543)
                                    ==========   ==========   ==========   ==========    ==========

      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
                 Consolidated Condensed Statements of Cash flows
                                   (unaudited)
                                                                                    Six Months Ended
                                                                                       October 31,
                                                                                   ------------------
                                                                                    2002        2001
                                                                                   -------    -------
Net cash used in operating activities ..........................................   $(5,914)   $(1,500)
                                                                                   -------    -------

Cash flows from financing activities:
    Contributed capital by an affiliate ........................................     5,914      1,600
                                                                                   -------    -------

       Net cash provided by financing activities ...............................     5,914      1,600
                                                                                   -------    -------


          Net change in cash ...................................................      --          100

Cash:
    Cash, beginning of period ..................................................      --         --
                                                                                   -------    -------

    Cash, end of period ........................................................   $  --      $   100
                                                                                   =======    =======

Supplemental disclosure of cash flow information: Cash paid during the year for:
       Income taxes ............................................................   $  --      $  --
                                                                                   =======    =======
       Interest ................................................................   $  --      $  --
                                                                                   =======    =======

      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

Note 1:  Basis of Presentation

The consolidated condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2002 filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company plans to evaluate, structure and complete a merger with (or acquisition of) a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the six month period ended October 31, 2002 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the six months ended October 31, 2002, management provided free office space to the Company, on an as needed basis. During the six months ended October 31, 2001, Corporate Management Services, the former controlling shareholder of the Company, provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $600 and $600, for the six months ended October 31, 2002 and 2001, respectively.

During the six months ended October 31, 2002, management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $25 per hour, based on prevailing local market rates.

An affiliate paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. During the six months ended October 31, 2002 the affiliate paid $2,791 in legal, accounting, and general and administrative costs on behalf of the Company, which the Company recorded as a charge to operations with a corresponding credit to contributed capital in the accompanying condensed financial statements.

Note 3:  Income Taxes

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

                               COPPER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Special note regarding forward-looking statements
-------------------------------------------------

This report contains forward-looking statements within the meaning of federal securities laws. These statements plan for or anticipate the future. Forward-looking statements include statements about our future business plans and strategies, statements about our need for working capital, future revenues, results of operations and most other statements that are not historical in nature. In this Report, forward-looking statements are generally identified by the words "intend", "plan", "believe", "expect", "estimate", and the like. Investors are cautioned not to put undue reliance on forward-looking statements. Except as otherwise required by applicable securities statues or regulations, the Company disclaims any intent or obligation to update publicly these forward-looking statements, whether as a result of new information, future events or otherwise. Because forward-looking statements involve future risks and uncertainties, these are factors that could cause actual results to differ materially from those expressed or implied.


Part II: Other Information

                               COPPER CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



Item 1:  Legal Proceedings
         No report required.

Item 2:  Changes in Securities
         No report required.

Item 3:  Defaults upon Senior Securities
         No report required.

Item 4: Submission of Matters to a Vote of Security Holders No report required.

Item 5: Other information
        No report required.

Item 6: Exhibits and Reports on Form 8-K

     (a). Exhibits:

          1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CEO

          2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
               - CFO

     (b). One Form 8-K was filed on during the period covered by this report.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended June 30, 2002 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 COPPER CORPORATION



Date: December 14, 2002                          By: /s/ Roger W. Sherman
                                                    ---------------------------
                                                    Roger W. Sherman, President