Form 10QSB
period 2003-01-31
COPPER CORP
filed 2003-03-11
CIK 24581

FORM 10-QSB
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(MarkOne)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended January 31, 2003
                                    ----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________


Commission File Number  000-33247
                        ---------


                               COPPER CORPORATION
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                  84-1493157
------------------------------------        ------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


 5442 Dungaree Street,  Las Vegas, NV                                    89118
---------------------------------------                               ----------
(Address of principal executive office)                               (Zip Code)


                                 (702) 221-8703
              ----------------------------------------------------
              (Registrant's telephone number, including area code)



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.     Yes X    No
                                          ---     ---

The number of shares outstanding of each of Issuer's classes of common equity as of March 14, 2003.

        Common Stock, par value $.0001                 2,530,000
        ------------------------------              ----------------
                 Title of Class                     Number of Shares


Transitional Small Business Disclosure Format   yes      no X
                                                   ---     ---

                               COPPER CORPORATION
                                   Index

                                                                         Page
                                                                         ----
Part I:  Financial information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
            January 31, 2003 (unaudited) .............................     3

         Consolidated Condensed Statements of Operations
            for the three and nine months ended
            January 31, 2003 and 2002 (unaudited) ....................     4

         Consolidated Condensed Statement of Changes in
            Shareholders' Deficit for the nine months ended
            January 31, 2002 (unaudited) .............................     5

         Consolidated Condensed Statements of Cash Flows
            for the nine months ended January 31, 2003
            and 2002 (unaudited) .....................................     6

         Notes to Consolidated Condensed Financial Statements
            (unaudited) ..............................................     7

Item 2.  Plan of Operation ...........................................     8


Part II: Other Information ...........................................     9

         Signatures ..................................................    10

         Exhibits .................................................... Attached

                               COPPER CORPORATION
                      Consolidated Condensed Balance Sheet
                                January 31, 2003
                                   (unaudited)


                                     Assets

                                                                       $   --
                                                                       ========

                      Liabilities and Shareholders' Deficit

Liabilities:
    Accounts payable and accrued liabilities .....................     $  4,563
                                                                       --------

                  Total liabilities ..............................        4,563

Shareholders' deficit:
    Preferred stock
    Common stock .................................................        2,673
    Additional paid-in capital ...................................       13,041
    Deficit accumulated during the development stage .............      (20,277)
                                                                       --------

                  Total shareholders' deficit ....................       (4,563)
                                                                       --------

                                                                       $   --
                                                                       ========

      See accompanying notes to consolidated condensed financial statements

                              COPPER CORPORATION
                 Consolidated Condensed Statements of Operations
                                   (unaudited)

                                                            Three Months Ended            Nine Months Ended
                                                               January 31,                   January 31,
                                                        --------------------------    --------------------------
                                                           2003           2002           2003           2002
                                                        -----------    -----------    -----------    -----------
Costs and expenses:
    Contributed rent .................................  $       300    $       300    $       900    $       900
    General and administrative .......................        1,120            712          8,477          1,730
                                                        -----------    -----------    -----------    -----------

                                                              1,420          1,012          9,377          2,630
                                                        -----------    -----------    -----------    -----------


                              Loss before income taxes       (1,420)        (1,012)        (9,377)        (2,630)

    Income tax provision .............................         --             --             --             --
                                                        -----------    -----------    -----------    -----------

                   Net loss ..........................  $    (1,420)   $    (1,012)   $    (9,377)   $    (2,630)
                                                        ===========    ===========    ===========    ===========

Basic and diluted loss per share .....................  $      --      $      --      $      --      $      --
                                                        ===========    ===========    ===========    ===========

Weighted average common shares outstanding ...........    2,530,000      1,230,000      2,038,889      1,230,000
                                                        ===========    ===========    ===========    ===========


      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
      Consolidated Condensed Statement of Changes in Shareholders' Deficit
                                   (unaudited)

                                                                         Deficit
                                                                       Accumulated
                                                           Additional   During the
                                          Common Stock       paid-in   Development
                                    ---------------------
                                     Shares      Amount      capital     Stage         Total
                                    ---------   ---------   ---------   ---------    ---------
Balance at
    April 30, 2002 ..............   1,230,000   $   2,673   $   6,727   $ (10,900)   $  (1,500)

Contributed rent (Note 2) .......        --          --           900        --            900

Contributed services (Note 2) ...        --          --         1,325        --          1,325

Related party payment of costs on
    behalf of Company (Note 2) ..        --          --         4,089        --          4,089

Issuance of common stock
    for subsidiary ..............   1,300,000        --          --          --           --

Net income/loss .................        --          --          --        (9,377)      (9,377)
                                    ---------   ---------   ---------   ---------    ---------

Balance at
    January 31, 2003 ............   2,530,000   $   2,673   $  13,041   $ (20,277)   $  (4,563)
                                    =========   =========   =========   =========    =========

      See accompanying notes to consolidated condensed financial statements

                               COPPER CORPORATION
                 Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                            Nine Months Ended
                                                                 January 31,
                                                            ------------------
                                                              2003       2002
                                                            --------   -------
Net cash used in operating activities ...................   $   --     $(2,986)
                                                            --------   -------

Cash flows from financing activities:
    Contributed capital by an affiliate .................       --       2,986
                                                            --------   -------

       Net cash provided by financing activities ........       --       2,986
                                                            --------   -------


          Net change in cash ............................       --        --

Cash:
    Cash, beginning of period ...........................       --        --
                                                            --------   -------

    Cash, end of period .................................   $   --     $  --
                                                            ========   =======

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .....................................   $   --     $  --
                                                            ========   =======
       Interest .........................................   $   --     $  --
                                                            ========   =======


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the nine-month period ended January 31, 2003 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the nine months ended January 31, 2003, management provided free office space to the Company, on an as needed basis. During the nine months ended January 31, 2002, Corporate Management Services, the former controlling shareholder of the Company, provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900, for the nine months ended January 31, 2003 and 2002, respectively.

During the nine months ended January 31, 2003, management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $50 per hour, based on prevailing local market rates.

An affiliate paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. During the nine months ended January 31, 2003 the affiliate paid $-0- in legal, accounting, and general and administrative costs on behalf of the Company, which the Company recorded as a charge to operations with a corresponding credit to contributed capital in the accompanying condensed financial statements.

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

          (b). No Form 8-K was filed on during the period covered by this report.

SIGNATURES


The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the nine months ended January 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  COPPER CORPORATION



Date: March 11, 2003                              By: /s/ Roger W. Sherman
                                                     ---------------------------
                                                     Roger W. Sherman, President