Form 10KSB
period 2003-04-30
PREFERRED FINANCIAL RESOURCES INC
filed 2004-03-19
CIK 24581

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                    For the Fiscal Year Ended April 30, 2003

                      Preferred Financial Resources, Inc.
                      -----------------------------------
          (Name of small business issuer as specified in its charter)


         Colorado                                           84-1493157
 -----------------------------                              ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                            Identification No.)


5442 Dungaree Street, Las Vegas, Nevada                       89118
----------------------------------------                    ---------
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code:       (702) 221-8703
                                                          --------------

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

Number of shares of Common Stock, no par value, outstanding as of April 30, 2003: 2,530,000.
                                      1


                          ANNUAL REPORT ON FORM 10-KSB
                    FOR THE FISCAL YEAR ENDED April 30, 2003

                               TABLE OF CONTENTS
                               -----------------

PART I
                                                                        Page
                                                                        ----

Item  1. Description of Business......................................     3

Item  2. Description of Property .....................................     5

Item  3. Legal Proceedings ...........................................    6

Item  4. Submissions of Matters to a Vote of Security Holders ........     6

PART II

Item  5. Market for the Registrants' Common Equity
         and Related Stock-holder Matters ............................     6

Item  6. Management's Discussion and Analysis
         of Financial Condition and Results of Operations ............     7

Item  7. Financial Statements ........................................ 10-20

Item  8. Changes in and Disagreements With
         Accountants on Accounting and
         Financial Disclosure............................................ 20

PART III

Item  9. Directors and Executive Officers of the Registrant.............. 20

Item 10. Executive Compensation ......................................... 22

Item 11. Security Ownership of Certain Beneficial Owners and Management . 23

Item 12. Certain Relationships and Related Transactions ................. 24

PART IV

Item 13. Exhibits and Reports on Form 8-K ............................... 24

                                      2
PART I

ITEM 1.     DESCRIPTION OF BUSINESS

This Annual Report on Form 10-KSB and the documents incorporated by reference contain forward-looking statements that have been made pursuant to the provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are based on current expectations, estimates and projections about our business and industry, management's beliefs, and certain assumptions made by management. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks" and "estimates" and similar expressions, are intended to identify forward-looking statements. These statements are not guarantees of future performance and actual actions or results may differ materially. These statements are subject to certain risks, uncertainties and assumptions that are difficult to predict, including those noted in the documents incorporated by reference. Preferred Financial Resources, Inc. undertakes no obligation to update publicly any forward-looking statements as a result of new information, future events or otherwise, unless required by law. Readers should, however, carefully review the risk factors included in this and other reports or documents filed by Preferred from time to time with the Securities and Exchange Commission, particularly the Quarterly Reports on Form 10KSB and any Current Reports on Form 8-K.


                                   THE COMPANY

Preferred Financial Resources, Inc. (the "Company") was formed on April 9, 1998 under the former name of Copper Corporation, under the laws of the State of Colorado to engage in any lawful corporate undertaking, including selected mergers and acquisitions. The company has been the developmental stage since April 1998.
                                      3


Employees
---------

At April 30, 2003, the Company had no full time employees. The current board and officers are not full time employees and work as needed for the Company.

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

Dependence On Key Personnel: Our president has several business interests and will devote a limited amount of his time to the Company's business. While seeking a business combination, management anticipates devoting up to ten hours per month to the business of the Company. The Company's sole officer has not entered into a written employment agreement with the Company and he is not expected to do so in the foreseeable future. We have not obtained key man life insurance on our officer and director. Notwithstanding the combined limited experience and time commitment of management, loss of the services of this individual would adversely affect development of the Company's business and its likelihood of continuing operations.
                                      4
Inability to Obtain Funding: The success of the Company's proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While management intends to seek business combinations with entities having established operating histories, there can be no assurance that the Company will be successful in locating candidates meeting such criteria. In the event the Company completes a business combination the success of the Company's operations may be dependent upon the management, operations, and financial condition of the target company. These and numerous other factors are beyond the Company's control.

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


ITEM 2: PROPERTIES

The Company's office is located at 5442 Dungaree Street, Las Vegas, Nevada 89118. There is no monthly rent for the use of the space. This is a shared office space and the Company will have the space available under their terms. The Company is obligated to share the space until December 2003.
                                      5
ITEM 3: LEGAL PROCEEDINGS

The Company is not involved in any pending legal proceedings.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of the security holders in the fourth quarter of 2003.

PART II

ITEM 5:  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
     MATTERS.

(a)  Market Information

The Company's Common Stock is not listed on any stock exchange and has no trading symbol.

(b)  Holders

As at April 30th, 2003, there were approximately 50 registered stockholders of record of the Company's Common Stock.

(c)  Dividend Policy

The Company has never paid a dividend and does not anticipate paying any dividends in the foreseeable future. It is the present policy of the Board of Directors to retain the Company's earnings, if any, for the development of the Company's business.
                                      6

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

                                      7
RESULTS OF OPERATIONS

Revenues. The Company generated revenues of $0.00 for the year ended April 30, 2003, versus $0.00 for the year ended April 30, 2002.

Cost of Revenues. During 2003, the Company incurred $12,898 in total costs and expenses, an increase of 37.25% over 2002 expenses of $4,804. The increase is primarily attributable to increased contributed services.

Interest Income. Interest income was $0 for the years ended April 30, 2003, and 2002, respectively. Interest earned in the future will be dependent on Company funding cycles and prevailing interest rates.

Provision for Income Taxes. As of April 30, 2003, the Company's accumulated deficit was $25,668 and as a result, there has been no provision for income taxes to date.

Net Loss. For the year ended April 30, 2003, the Company recorded a net loss of $12,898, or $.005 per share, versus a net loss of $4,804, or $.0039 per share, for the same twelve month period ending April 30, 2002.

LIQUIDITY AND CAPITAL RESOURCES

At April 30, 2003 and April 30, 2002, the Company had a cash balance of $2,601 and $0,respectively.

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

                                      8
PLAN OF OPERATIONS

The company has taken steps to implement its plan of operations to acquire an operating entity.

On or about August 15, 2003 Copper Corporation entered into an Agreement and Plan of Merger with Investors Preferred Opportunities, Inc., which agreement supersedes its agreement of March 17, 2003 to acquire the assets and assume the liabilities of Investor's Preferred Opportunities, Inc., as formerly reported in the Company's Annual Report on Form 8K dated April 1, 2003. The Company also canceled its outstanding agreements to acquire the assets and assume the liabilities of Preferred Assets, Inc., as formerly reported in the Company's Current Report on Form 8-K dated April 1, 2003.

The first phase of our plan of operations is to close the merger with investor's Preferred acquiring the assets of Princeton Homes, a modular home manufacturer.

The second phase of our plan of operations is to operate the business of Investor's Preferred, and expand its operations.

RELATED PARTY TRANSACTIONS

Mr. Sherman provided free office space to the Company, on an as needed basis for all periods presented in the accompanying financial statements. The Company's Board of Director valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $6,100, respectively, for the years ended April 30, 2003 and 2002, and the period from April 9, 1998 (inception) through April 30, 2003.

ITEM 7: FINANCIAL STATEMENTS


                               TABLE OF CONTENTS
                               -----------------

Independent Auditors' Report...............................................8

Consolidated Balance Sheet at April 30, 2003 ..............................9

Consolidated Statements of Operations for the years ended
April 30, 2003 and 2002 and from April 9, 1998 (inception)
through April 30, 2003....................................................10

Consolidated Statement of Changes in
Shareholders' Equity for
period of inception (April 9, 1998)
through April 30, 2003....................................................11

Consolidated Statements of Cash Flows for the years ended
April 30, 2003 and 2002 and from April 9, 1998 (Inception)
through April 30, 2003 ...................................................12

Notes to Consolidated Financial Statements................................13-16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Shareholders of Preferred Financial Resources, Inc.(formerly Copper Corporation)

We have audited the balance sheet of Preferred Financial Resources, Inc.(formerly Copper Corporation) (a development stage company) as of April 30, 2003 and the related statements of operations, changes in shareholders' equity and cash flows for the years ended April 30, 2003 and 2002, and for the period from April 9, 1998 (inception) through April 30, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Preferred Financial Resources, Inc. as of April 30, 2003 and the results of their operations and their cash flows for the years ended April 30, 2003 and 2002, and for the period from April 9, 1998 (inception) through April 30, 2003 in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred losses since inception. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. As further described in Note 1, the Company entered into an agreement to acquire all of the issued and outstanding common stock of Investors Preferred Opportunities, Inc. in August 2003.


/s/ Cordovano and Harvey, P.C.
    ------------------------------
    Cordovano and Harvey, P.C.
    Denver, Colorado
    October 7, 2003
                                      11

                       Preferred Financial Resources, Inc.
                          (formerly Copper Corporation)
                          (A Development Stage Company)
                            Consolidated Balance Sheet
                                 April 30, 2003



Assets
Cash                                                  $         2,601
                                                              ==========
Liabilities and shareholders' equity:
    Accounts payable and accrued liabilities                      935
                                                              ----------
                                  Total liabilities               935
                                                              ----------
Shareholders' deficit (Note 4):
    Preferred stock, no par value;
    5,000,000 shares authorized;
    -0- shares issued and outstanding                               -
    Common stock, no par value;
    100,000,000 shares authorized;
    2,530,000 shares issued and outstanding                     2,673
    Additional paid-in capital                                 22,791
    Deficit accumulated during the development stage          (23,798)
                                                              ----------
                                  Total shareholders' equity    1,666
                                                              ----------
                                              $                 2,601
                                                              ==========


           See accompanying notes to consolidated financial statements

                      Preferred Financial Resources, Inc.
                         (formerly Copper Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Operations

                                       For the Years Ended
                                       April 30,                    April 9,1998
                                                                   (inception)
                                                                    Through April 30,
                                       2003              2002       2003
                                     -------           -------      -----------------
Costs and expenses:
    Organizational costs              $    -          $      -      $            500
    Contributed rent (Note 2)          1,200             1,200                 6,100
    Contributed services (Note 2)     10,775             1,827                12,602
    General and administrative           923             1,777                 6,582
                                     -------           -------      -----------------
         Total costs and expenses    (12,898)           (4,804)              (25,784)
                                     -------           -------      -----------------
Interest income                            -                 -                   116
                                     -------           -------      -----------------
         Loss before income taxes    (12,898)           (4,804)              (25,668)
Income tax provision                       -                -                     -
                                     -------           -------      -----------------
          Net loss                $  (12,898)           (4,804)             (25,668)
                                  ============      ============    =================
Basic and diluted loss per share  $       (0)         $     (0)
                                  ============      ============
Weighted average common
    shares outstanding              2,146,667         1,230,000
                                  ============      ============

           See accompanying notes to consolidated financial statements

                      Preferred Financial Resources, Inc.
                         (formerly Copper Corporation)
                         (A Development Stage Company)
           Consolidated Statement of Changes in Shareholders' Equity


                                                                  Deficit
                                       Common Stock               Accumulated
                                                       Additional During the
                                                       Paid-In    Development
                                     Shares    Amount  Capital    Stage             Total
                                     ------    ------  -------    -----------       -----
Beginning balance                         -   $     -  $     -    $         -       $   -
April 1998, common stock
 issued in exchange for services
 and in connection with
 organizing the Company (Note 2) 1,000,000        500        -              -         500
Contributed rent (Note 2)                -          -      100              -         100
Net loss                                 -          -        -           (687)       (687)
                                     ------    ------  -------    -----------       -----
   BALANCE, APRIL 30, 1998       1,000,000        500      100           (687)        (87)
May 1998, common stock issued
 for cash, net of $127 of
 offering costs (Note 1)           230,000      2,173        -              -       2,173
Contributed rent (Note 2)                -          -    1,200              -       1,200
Net loss                                 -          -        -         (1,398)     (1,398)
                                     ------    ------  -------    -----------       -----
   BALANCE, APRIL 30, 1999       1,230,000      2,673    1,300         (2,085)      1,888
Contributed rent (Note 2)                -          -    1,200              -       1,200
Net loss                                 -          -        -         (1,316)     (1,316)
                                     ------    ------  -------    -----------       -----
   BALANCE, APRIL 30, 2000       1,230,000      2,673    2,500         (3,401)      1,772
Contributed rent (Note 2)                -          -    1,200              -       1,200
Net loss                                 -          -        -         (2,695)     (2,695)
                                     ------    ------  -------    -----------       -----
   BALANCE, APRIL 30, 2001       1,230,000      2,673    3,700         (6,096)        277
Contributed rent (Note 2)                -          -    1,200              -       1,200
Contributed services (Note 2)            -          -    1,827              -       1,827
Net loss                                 -          -        -              -      (4,804)
                                     ------    ------  -------    -----------       -----
   BALANCE, April 30, 2002       1,230,000    $ 2,673  $ 6,727     $  (10,900)    $(1,500)
Contributed rent (Note 2)                -          -    1,200              -       1,200
Contributed services (Note 2)            -          -   10,775              -      10,775
Costs paid by affiliate on
 behalf of company                       -          -    4,089              -       4,089
Issuance of common stock
 for subsidiary                  1,300,000          -        -              -           -
Net loss for year
 ended April 30, 2003                    -          -        -       $(12,898)   $(12,898)
                                     ------    ------  -------    -----------       -----
    BALANCE, April 30, 2002      2,530,000    $ 2,673  $22,791       $(23,798)   $  1,666
                                 =========    =======  =======       =========   =========

           See accompanying notes to consolidated financial statements
                                      14

                      Preferred Financial Resources, Inc.
                         (formerly Copper Corporation)
                         (A Development Stage Company)
                     Consolidated Statements of Cash Flows

                                                                                       April 9, 1998
                                                                                      (inception)
                                                      For The Years Ended              Through
                                                           April 30,                   April 30,
                                                      2003           2002              2003
                                                     ------         ------             -------------

Cash flows from operating activities
    Net loss                                      $ (12,898)      $ (4,804)           $  (23,798)
    Adjustments to reconcile net loss to net cash
     used by operating activities:
        Common stock issued for services                  -              -                   500
        Office space contributed by an
         affiliate (Note 2)                           1,200          1,200                 6,100
        Contributed services (Note 2)                10,365          1,827                12,192
        Changes in operating assets and liabilities,
          excluding effects of business combinations:
            Accounts payable and accrual liabilities   (565)             -                   935
            Due from a affiliate (Note 2)                 -          1,777                     -
                                                     ------         ------             -------------
    Net cash used in operating activities            (1,898)             -                (4,071)
                                                     ------         ------             -------------
 Cash flows from financing activities:
    Proceeds from sale of common stock (Note 1)           -              -                 2,300
    Payments for offering costs                           -              -                  (127)
    Capital contributed by affiliate (Note 2)         4,499              -                 4,499
                                                     ------         ------             -------------
      Net cash provided by financing activities       4,499              -                 6,672
                                                     ------         ------             -------------

                   Net change in cash                 2,601              -                 2,601
Cash
 Beginning of period                                      -              -                     -
                                                     ------         ------             -------------

 End of period                                     $  2,601       $      -             $   2,601
                                                   ========       ========             =============
Supplemental disclosure of cash flow information:
Cash paid during the year for:
             Income taxes                          $      -      $       -             $       -
                                                   ========       ========             =============
             Interest                              $      -      $       -             $       -
                                                   ========       ========             =============

           See accompanying notes to consolidated financial statements

                      Preferred Financial Resources, Inc.
                         (formerly Copper Corporation)
                         (A Development Stage Company)
                   Notes to Consolidated Financial Statements

Note 1: Organization and summary of significant accounting policies

Organization

Preferred Financial Resources, Inc. (the "Company") was incorporated, by an affiliate, Corporate Management Services ('CMS"), under the laws of Colorado on April 9, 1998 to engage in any lawful corporate undertaking. The Company changed its name from Copper Corporation in March 2003. The Company is a development stage enterprise in accordance with Statement of Financial Accounting Standard (SFAS) No. 7 and is a "blank check" company. The Company's business plan is to evaluate, structure and complete a merger with, or acquisition of, a privately owned corporation.

In March 2003, the Company entered into an agreement to acquire the assets and assume the liabilities of Investor's Preferred Opportunities, Inc. Also, in March 2003, the Company entered an agreement to acquire the assets and assume the liabilities of Preferred Assets, Inc. However, in August 2003, the Company canceled both agreements.

In August 2003 the Company entered into an Agreement and Plan of Merger with Investors Preferred Opportunities, Inc. The Company is planning to file a registration statement on Form S-4 prior to completing the merger.

To date the Company has not completed any mergers.

On June 25, 2002, the Company's Board of Directors approved the issuance of 1.3 million shares of its common stock to All American Financial Management, Inc. in exchange for all of the issued and outstanding shares of common stock of American Real Estate Investors, Inc., ("ARE") a shell company with no assets or business. ARE was acquired for use in future acquisitions. As a result of the transaction, ARE became a wholly owned subsidiary of the Company. There were no intercompany transactions or accounts.

On January 14, 2002, the Company, CMS and Mr. Jim Wiegand executed a common stock purchase agreement. Mr. Wiegand purchased 750,000 shares of the Company's common stock, previously owned by CMS and effectively took over the control of the Company.

The Company has been in the development stage since inception and has no revenue-producing operations to date.

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements, the Company is a development stage company with losses of $25,668 since inception. These factors, among others, may indicate that the Company will be unable to continue as a going concern for reasonable period of time.

The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis and ultimately to attain profitability. The Company intends to seek additional funding through shareholder advances to fund its business plan. There is no assurance that the Company will be successful in acquiring advances and raising additional funds. Summary of significant accounting policies
                                      16
Principles of Consolidation

The financial statements as of April 30, 2003 consolidate the activities of Preferred Financial Resources, Inc. and its wholly owned subsidiary, American Real Estate Investors, Inc. All significant intercompany balances and transactions have been eliminated in consolidation. The financial statements as of April 30, 2002 were unconsolidated.

Cash equivalents

For financial accounting purposes and the statements of cash flows, cash equivalents include all highly liquid debt instruments purchased with an original maturity of three months or less. The Company had no cash equivalents at April 30, 2003.

Fair value of financial instruments

The Company has determined, based on available market information and appropriate valuation methodologies, the fair values of its financial instruments approximate carrying values. The carrying amounts of receivables and current liabilities approximate fair value due to the short-term maturity of the instruments.

Use of estimates

The preparation of the financial statements in conformity with generally accepted accounting principals requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities; disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting period. Accordingly, actual results could differ from those estimates.
                                      17
Income Taxes

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

At April 30, 2003, there was no variance between basic and diluted loss per share as there were no potentially dilutive common shares outstanding.

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

Companies that elect to use the method provided in APB 25 are required to disclose pro forma net income and pro forma earnings per share information that would have resulted from the use of the fair value based method. The Company has elected to continue to determine the value of stock-based compensation arrangements with employees under the provisions of APB 25. No pro forma disclosures have been included with the accompanying financial statements as there was no pro forma effect to the Company's net loss or loss per share.
                                      18
Note 2: Related party transactions

During the year ended April 30, 2003, an affiliate paid certain expenses on behalf of the Company totalling $4,089. These payments were treated as additional paid-in capital in the accompanying financial statements.

During the year ended April 30, 2003, management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $25-$50 per hour, depending on the prevailing local market rates for the particular service provided.

Management has also provided free office space to the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying financial statements include a charge to rent expense and a credit to paid-in capital of $1,200, $1,200, and $6,100, respectively, for the years ended April 30, 2003 and 2002, and the period from April 9, 1998 (inception) through April 30, 2003.

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

Note 3: Income taxes

A reconciliation of U.S. statutory federal income tax rate to the effective rate for the years ended April 30, 2003 and 2002 are as follows:

At April 30, 2003, deferred taxes consisted of a net tax asset of $1,326, due to operating loss carryforwards of $6,966, which was fully allowed for, in the valuation allowance of 1,326. The valuation allowance offsets the net deferred tax asset for which there is no assurance of recovery. The changes in the valuation allowance for the years ended April 30, 2003 and 2002 and from April 9, 1998 (inception) through April 30, 2003 were $532, $338, and $1,326, respectively. Net operating loss carryforwards will expire through 2023.

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

Should the Company undergo an ownership change, as defined in Section 382 of the Internal Revenue Code, the Company's tax net operating loss carryforwards generated prior to the ownership change will be subject to an annual limitation which could reduce or defer the utilization of those losses.
                                      19
Note 4: Shareholders' equity

The Company's preferred stock may be issued in series as determined by the Board of Directors. As required by law, each series must designate the number of share in the series and each share of a series must have identical rights of
(1) dividend, (2) redemption, (3) rights in liquidation, (4) sinking fund provisions for the redemption of the share, (5) terms of conversion and (6) voting rights.

Effective March 17, 2003, the shareholders of the Company increased the number of authorized shares from 20,000,000 to 100,000,000.


ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Set forth below is certain information regarding each of the directors and officers of the Company:
                                      20

ROGER SHERMAN (Age 67) Mr. Sherman graduated from University of Minnesota with a law degree in 1959. He practiced law with Miller and Austin from 1959 to 1962. After practicing law he went to work for The Pillsbury Company where he managed the tax department. After leaving Pillsbury he was a part owner and officer of several different businesses. He is currently an officer and director of Kensington Holding Corporation.

ANDREW BROWN (Age 32) From 1997 to 1998, Mr. Brown worked as a SBA loan processor for Adecco Staffing. From 1998 to present he has acted as Office Manager and Executive Assistant for Kennsington Holding Corporation. Mr. Brown has been an employee for the company since 1998.

BERNARD WARE Mr. Ware is the current Chief Financial Officer and Director of the company, since June 2002. Since June 2002, he has also been the Chief Financial Officer and Director of Copper Corp. Mr. Ware attended UCLA where he obtained a Bachelor of Arts degree with a Major in Political Science in 1981. He attended UCLA Law School where he obtained his Juris Doctorate in 1985. He has been a member of the California State Bar for the past ten (10) years. He has practiced law in the Los Angeles area for his entire professional career. From January 1997 through May 2001, Mr. Ware was an associate attorney in the law firm of Dummit, Faber, Briegleb & Diamond. His duties included handling medical malpractice and general liability defense cases. From May 2001 through August 2001, Mr. Ware was an associate attorney with Tseng & Associates in Thousand Oaks California. His duties included handling general liability defense cases. From August 2001 to present, Mr. Ware has been a sole practitioner performing contract work for various law firms in the Greater Los Angeles area.


Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, officers and persons who own more than 10 percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("the Commission"). Directors, officers and greater than 10 percent beneficial owners are required by applicable regulations to furnish the Company with copies of all forms they file with the Commission pursuant to Section 16(a). Based solely upon a review of the copies of the forms furnished to the Company, the Company believes that during the last fiscal year the filing requirements applicable to its directors and executive officers were not satisfied.
                                      21

ITEM 10: EXECUTIVE COMPENSATION

Remuneration and Executive Compensation
---------------------------------------

The following table shows, for the three-year period ended April 30, 2003, the cash compensation paid by the Company, as well as certain other compensation paid for such year, to the Company's Chief Executive Officer and the Company's other most highly compensated executive officers. Except as set forth on the following table, no executive officer of the Company had a total annual salary and bonus for 2002 that exceeded $100,000.

                            Summary Compensation Table
                            --------------------------
                                                        Options
Name and Position   Year      Salary    Bonus    Other  Granted
-----------------   ----      ------    -----    -----  -------
Roger Sherman       2003        0        0        0         0           0
                    2002        0        0        0         0           0
                    2001        0        0        0         0           0
Andrew Brown        2003        0        0        0         0           0
                    2002        0        0        0         0           0
                    2001        0        0        0         0           0
Barnard Ware        2002        0        0        0         0           0
                    2001        0        0        0         0           0
Jim Wiegand         2002        0        0        0         0           0
                    2001        0        0        0         0           0
                    2000        0        0        0         0           0


                          Stock Option Grants in 2003
                          ---------------------------

Shown below is further information regarding employee stock options awarded during 2003 to the named officers and directors:


                         Number of        % of Total
                         Securities       Options
                         Underlying       Granted to     Exercise   Expiration
Name                     Options          Employees      Price      Date
-----                    -----------      ----------     --------   ----------

None
                                      22

ITEM 11: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of April 30th, 2003, the beneficial ownership of the Company's Common Stock by each director and executive officer of the Company and each person known by the Company to beneficially own more than 5% of the Company's Common Stock outstanding as of such date and the executive officers and directors of the Company as a group.


                                         Number of Shares
Person or Group                          of Common Stock          Percent
---------------                          ---------------          -------


J.B. Fleder*
Pan Pacific Trading, Inc.                    278,300               11%
1925 Century Park East, Ste. 700
Los Angeles, CA  90067

J.B. Fleder*
Kensington Holding Corporation               227,700                9%
1925 Century Park East, Ste. 700
Los Angeles, CA  90067

J.B. Fleder*
Sunshine Real Estate Development, Inc.       126,500                2%
1925 Century Park East, Ste. 700
Los Angeles, CA  90067
Roger Sherman                                      0                0%
1925 Century Park East Ste. 700
Los Angeles, CA  90067

Andrew Brown                                       0                0%
1925 Century Park East Ste 700
Los Angeles, CA  90067

Bernard Ware                                       0                0%
1925 Century Park East, Ste. 700
Los Angeles, CA  90067

James B. Wiegand                             350,000            13.83%
10077 E. County Line Rd.
Longmont, CO 80501


All officers and directors as a group              0                0%

* J.B. Fleder is a beneficial owner of the named corporate shareholders

                                      23
ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K

The exhibits listed in the accompanying index to exhibits are filed as part of this Annual Report on Form 10KSB. One report on Form 8-K were filed during the Company's fourth fiscal quarter.

    1. Exhibit 31: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 - CEO

    2. Exhibit 32: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

                                      24

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of Sections 13 or 15 (d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on this 4th day of February, 2004.

                                    Preferred Financial Resources, Inc.

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

Signature                           Title                     Date


/s/ Roger Sherman                   President                 2/04/04
------------------                  ---------                 ------
    Roger Sherman

/s/ Bernard Ware                    Chief Financial Officer   2/04/04
-----------------                   -----------------------   -------
    Bernard Ware

/s/ Andrew Brown                    Secretary                 2/04/04
-----------------                   ---------                 -------
    Andrew Brown

                                      25