Form 10QSB
period 2003-07-31
PREFERRED FINANCIAL RESOURCES INC
filed 2004-04-06
CIK 24581

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

[X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended July 31, 2003

                                       OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934

     For the transition period from ________________ to __________________


                       Commission File Number 000-33247


                      PREFERRED FINANCIAL RESOURCES, INC.
             -----------------------------------------------------
            (Exact name of registrant as specified in its charter)


         Colorado                                      84-1493157
-------------------------------                     ----------------
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

  5442 Dungaree Street, Las Vegas, NV                     89118
---------------------------------------            -------------------
(Address of principal executive office)                (Zip Code)


(Registrant's telephone number, including area code) (702) 221 8703
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes      No x
                                                  ----    ----

The number of shares outstanding of each of Issuer's classes of common equity as of July 31, 2003.

    Common Stock, par value $.0001                    2,530,000
    ------------------------------            --------------------------
            Title of Class                          Number of Shares

Transitional Small Business Disclosure Format Yes      No  X
                                                  ---     ----


                      PREFERRED FINANCIAL RESOURCES, INC.
                                     Index
                                                                                          Page
                                                                                          ----
Part I:         Financial Information

Item 1          Financial Statements

                Consolidated Condensed Balance Sheet as of July 31, 2003 (unaudited)       3

                Consolidated Condense Statements of Operations for the Three Months
                Ended July 31, 2003 and 2002 (unaudited)                                   4

                Consolidated Condense Statement of Changes in Shareholders' Deficit
                for the Three months Ended July 31, 2003 (unaudited)                       5

                Consolidated Condense Statements of Cash Flows for the Three Months
                Ended July 31, 2003 and 2002 (unaudited)                                   6

                Notes to Consolidated Condensed Financial Statements (unaudited)           7

Item 2          Plan of Operation                                                          8

Part II:        Other Information                                                          9

                Signatures                                                                10

                Exhibits                                                                  11

                      PREFERRED FINANCIAL RESOURCES, INC.
                     Consolidated Condensed Balance Sheet
                                 July 31, 2003
                                  (unaudited)

                                     Assets

Cash                                                          972
Prepaid expenses                                            5,815
                                                        ----------
                                                        $   6,787
                                                         =========
              Liabilities and Shareholders' Deficit
              -------------------------------------

Liabilities:
        Accounts payable and accrued liabilities        $     750
                                                        ----------
                Total liabilities                             750


Shareholders' deficit:
    Preferred stock                                             -
    Common stock                                            2,673
    Additional paid-in capital                             39,295
    Deficit accumulated during the development stage      (35,931)
                                                          --------

                Total shareholder's deficit                 6,037
                                                           -------

                                                        $   6,787
                                                        ==========

     See accompanying notes to consolidated condensed financial statements

                         PREFERRED FINANCIAL RESOURCES, INC.
                      Consolidated Condensed Balance Sheet
                                 (unaudited)

                                                        Three Months Ended
                                                             July 31,
                                                    -------------------------
                                                      2003            2002
                                                   -----------     --------

    Contributed rent                                    300            300
General and administrative                           11,833          3,557
                                                   -----------     --------
                                                     12,133          3,857
                                                   -----------     --------

                        Loss before income taxes    (12,133)        (3,857)

    Income tax provision                                 ---           ---
                                                   -----------     --------
                Net loss                           $(12,133)       $(3,857)
                                                   ===========     ========
Basic and diluted loss per share                   $      0              0

Weighted average common shares outstanding        2,530,000      1,446,667
                                                  ============   =========

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
     Consolidated Condensed Statement of Changes in Shareholder's Deficit
                                  (unaudited)

                                                                           Deficit
                                                           Additional      Accumulated
                                         Common Stock      Additional      During the
                                         ------------      paid-in         Development
                                      Shares     Amount    capital         Stage           Total
                                      ------     ------    -------         -----           -----
Balance at
  April 30, 2003                    2,530,000    2,673      22,791         (23,978)        1,666

Contributed rent (Note 2)                 ---      ---         300             ---           300

Contributed services (Note 2)             ---       --       1,204             ---         1,204

Capital contributed (Note 2)              ---       --       2,500             ---         2,500
Related party payment of costs on
  behalf of Company (Note 2)              ---       --       12,500            ---        12,500

Net income/loss                           ---      ---         ---         (12,133)      (12,133)
                                      ---------  -----       -----         --------       -------
Balance at
  July 31, 2001                     2,530,000    2,673      39,295         (35,931)        6,037
                                      ---------  -----       -----         --------       -------

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
                Consolidated Condensed Statements of Cash Flows
                                  (unaudited)

                                                        Three Months Ended
                                                             July 31,
                                                        --------------------
                                                         2003           2002
                                                        --------------------
Net cash used in operating activities                  $(16,628)     $(2,073)
                                                        --------       ------
Cash flows from financing activities:
  Payment of expenses on behalf of company
  by an affiliate                                        12,500           ---
  Contributed capital by an affiliate                     2,500         2,073
                                                        --------       ------
    Net cash provided by financing activities             2,073           ---
                                                        --------       ------
      Net change in cash                                 (1,628)          ---

Cash:
  Cash, beginning of period                               2,600           ---

  Cash, end of period                                       972           ---
                                                        -------        ------

Supplemental disclosure of cash flow information:
    Cash paid during the year for:
      Income taxes                                          ---           ---
                                                        =======        ======
      Interest                                              ---           ---
                                                        =======        ======

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
             Notes to Consolidated Condensed Financial Statements
                                  (unaudited)

Note 1:  Basis of Presentation

The consolidated condensed financial statements presented herein have been prepared by the Company in accordance with the accounting policies in its audited financial statements for the year ended April 30, 2003 filed in its Form 10-KSB and should be read in conjunction with the notes thereto. The Company's plans to evaluate, structure and complete a merger with (or acquisition of) a privately owned corporation.

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three month period ended July 31, 2003 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2: Related Party Transactions

During the three months ended July 31, 2003 and 2002, an affiliate paid certain expenses on behalf of the Company totaling $12,500 and $-0-, respectively. These payments were treated as a prepaid expense ($5,000) an expense ($7,500), in 2003, with a corresponding charge to additional paid-in capital in the accompanying financial statements.

During the three months ended July 31, 2003 and 2002, respectively, an affiliate contributed $2,500 and $2,073 to the Company for working capital purposes. The transactions were accounted for as contributed capital in the accompanying financial statements.

During the three months ended July 31, 2003 and 2002, management provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $300 and $300, for the three months ended July 31, 2003 and 2002, respectively.

During the three months ended July 31, 2003 and 2002, management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $25-$50 per hour, depending on the services performed, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to general and administrative expense and a credit to paid-in capital of $1204 and $475, for the three months ended July 31, 2003 and 2002, respectively.

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


Item 2.     Plan of Operations.

General

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

The Company has entered into an Agreement and Plan of Merger with Investors Preferred Opportunities, Inc. ("IPO"). The merger is contingent upon IPO obtaining the business of Princeton Homes, Corporation, a modular home manufacturer located in Virginia.

Selection of an appropriate merger candidate is complex and risky due to the lack of Company financial resources, the speculative nature of such a transaction, management's limited time commitment to the Company, management's potential conflicts of interest, the burdens of being a reporting company, and competition in the marketplace. There is no assurance that the Company will be successful in consummating the merger with IPO or that such a merger will result in profitable operations.

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

Results of Operations

Three Months Ended July 31, 2003 and 2002.

The net loss for the three months ended July 31, 2003 was $12,133 compared with a net loss of $3,857 for the three months ended July 31, 2002.

The Company did not generate any revenues for the three months ended July 31, 2003, compared to revenues of $0 for the three months ended July 31, 2002.




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

Item 5:  Other information
         No report required.

Item 6:  Exhibits and Reports on Form 8-K

          (a). Exhibits:
1. 99.1: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CEO

2. 99.2: Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 - CFO

          (b). No Form 8-K was filed during the period covered by this report.

                                  SIGNATURES
                                  ----------

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the three months ended July 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREFERRED FINANCIAL RESOURCES, INC



Date: March 18, 2004

By: Roger Sherman
    ---------------------------
    Roger W. Sherman, President