Form 10QSB
period 2003-10-31
PREFERRED FINANCIAL RESOURCES INC
filed 2004-04-06
CIK 24581

FORM 10-QSB

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   (Mark One)

 [X]  QUARTERLY  REPORT  PURSUANT  TO  SECTION  13 OR 15(d) OF THE  SECURITIES
                                EXCHANGE ACT OF 1934

                For the quarterly period ended October 31, 2003

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to ________________


                        Commission File Number 000-33247
                                               ---------

                      PREFERRED FINANCIAL RESOURCES, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


         Colorado                                      84-1493157
--------------------------------           ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)


5442 Dungaree Street. Las Vegas, NV                       89118
-----------------------------------                  ----------------
(Address of principal executive office)                 (Zip Code)


                                 (702) 221-8703
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject  to such  filing  requirements for the past 90 days.  Yes      No  x
                                                                  ----    ----

The number of shares outstanding of each of Issuer's classes of common equity as of December 14, 2003.


Common Stock, par value $.0001                         2,530,000
-------------------------------                    ----------------
          Title of Class                           Number of Shares


Transitional Small Business Disclosure Format   Yes        No  X
                                                   ----       ----

                                                                          Page
                                                                          ----
Part I:  Financial information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of October 31, 2003
         (unaudited) ....................................................   3

         Consolidated Condensed Statements of Operations for the three
         and six months ended October  31, 2003 and 2002 (unaudited) ....   4

         Consolidated Condensed Statement of Changes in Shareholders'
         Deficit for the six months ended October  31, 2003 (unaudited) .   5

         Consolidated Condensed Statements of Cash Flows for the three
         and six months ended October  31, 2003 and 2002 (unaudited) ....   6

         Notes to Consolidated Condensed Financial Statements (unaudited)   7

Item 2.  Plan of Operation ..............................................   10


Part II: Other Information ..............................................   10

         Signatures .....................................................   10

         Exhibits .......................................................   11

                      PREFERRED FINANCIAL RESOURCES, INC.
                      Consolidated Condensed Balance Sheet
                                October 31, 2003
                                  (unaudited)


                                     Assets
Cash. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .$   76
Prepaid Expenses. . . . . . . . . . . . . . . . . . . . . . . . . . . . 5,815
                                               --------
                                                                       $5,891
                                                                       ========

                      Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities......................     $1,180
                                                                       --------

                               Total liabilities                        1,180
                                                                       --------
Shareholders' equity:
    Preferred stock...............................................          -
    Common stock..................................................      2,673
    Additional paid-in capital....................................     40,095
    Deficit accumulated during the development stage..............    (38,057)
                                                                       --------

                  Total shareholder's equity                            4,711
                                                                       --------
                                                                       $5,891
                                                                       ========

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
                Consolidated Condensed Statements of Operations
                                  (unaudited)


                                               Three Months Ended            Six Months Ended
                                                   October 31,                   October 31,
                                            ------------------------   --------------------------
                                               2003          2002         2003            2002
                                            -----------   ----------   ----------      ----------
Costs and expenses:
    Contributed rent (Note 2)               $     300     $     300    $     600       $     600
    Contributed services (Note 2)                 500            --        1,600              --
    General and administrative                  1,326            --       12,059           7,357
                                            -----------   ----------   ----------      ----------
                                                2,126           300       14,259           7,957
                                            -----------   ----------   ----------      ----------
              Loss before income taxes         (2,126)         (300)     (14,259)         (7,957)
    Income tax provision (Note 3)                  --            --           --              --
                                            -----------   ----------   ----------      ----------
              Net loss                      $  (2,126)    $    (300)   $ (14,259)      $  (7,957)
                                            -----------   ----------   ----------      ----------
Basic and diluted loss per share            $      (0)    $      (0)   $      (0)      $      (0)
Weighted average common shares outstanding  2,530,000     2,530,000    2,530,000       1,849,048
                                            -----------   ----------   ----------      ----------

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
      Consolidated Condensed Statement of Changes in Shareholders' Equity
                                  (unaudited)

                                                                         Deficit
                                                                         Accumulated
                                         Common Stock       Additional   During the
                                    ----------------------- paid-in      Development
                                     Shares        Amount   Capital      Stage        Total
                                    ----------   ---------- ----------   ----------  ----------
Balance at
  April 30, 2003 ................  2,530,000       2,673      22,791      (23,798)      1,666
Contributed rent (Note 2) .......        --          --          600          --          600
Contributed services (Note 2) ...        --          --        1,704          --        1,704
Capital contributed (Note 2) ....        --          --        2,500          --        2,500

Related party payment of costs on
    behalf of Company (Note 2) ..        --          --       12,500          --       12,500

Net loss ........................        --          --           --      (14,259)    (14,259)
                                    ----------   ----------   ----------  ---------    ----------
Balance at
October 31, 2003 ................ 2,530,000     $ 2,673     $ 40,095     $(38,057)    $(4,711)
                                    ----------   ----------   ---------- ----------    ----------

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
                Consolidated Condensed Statements of Cash flows
                                  (unaudited)

                                                                                Six Months Ended
                                                                                    October 31,
                                                                               -----------------
                                                                                2003        2002
                                                                               -------    -------
Net cash used in operating activities ........................................$(15,700)  $(5,914)
                                                                               -------    -------
Cash flows from financing activities:
    Payment of expenses on behalf of Company by an affiliate .................. 12,500        --
    Contributed services and rent..............................................  2,304     5,914
                                                                                -------   -------

       Net cash provided by financing activities ...............................14,804     5,914
                                                                                 ------   -------
          Net change in cash ...................................................  (896)       --

Cash:
    Cash, beginning of period ..................................................   972        --
                                                                                -------   -------

    Cash, end of period ........................................................ $  76    $   --
                                                                                -------   -------
Supplemental disclosure of cash flow information: Cash paid during the period for:

       Income taxes ............................................................ $  --     $  --
                                                                                 ------   -------
       Interest ................................................................ $  --     $  --
                                                                                 ------   -------

      See accompanying notes to consolidated condensed financial statements
                                         6


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the three month period ended October 31, 2003 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2:  Related Party Transactions

During the six months ended October 31, 2003 and 2002, an affiliate paid certain expenses on behalf of the Company totaling $12,500 and $4,089,
respectively.   These payments were treated as a prepaid expense ($5,000) and expense ($7,500), in 2003, with a corresponding charge to additional paid-in capital in the accompanying financial statements.

During the six months ended October 31, 2003 and 2002, respectively, an affiliate contributed $2,500 and $-0- to the Company for working capital purposes. The transactions were accounted for as contributed capital in the accompanying financial statements.

During the six months ended October 31, 2003 and 2002, management provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $600 and $600, for the six months ended October 31, 2003 and 2002, respectively.

During the six months ended October 31, 2003 and 2002, management provided their time and effort to the Company, on an as needed basis, at no charge to
the Company.   The Company's Board of Directors valued this free service at approximately $25-$50 per hour, depending on the services performed, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to general and administrative expense and a credit to paid-in capital of $1,600 and $1,225, for the six months ended October 31, 2003 and 2002, respectively.

Note 3:  Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes". The Company incurred net operating losses during the periods shown on the accompanying unaudited consolidated condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

                                   7



Item 2.     Plan of Operations.

General

The Company has no full-time employees, incurs nominal rent and administrative expenses and has no other recurring operating expenses, except for those professional fees and expenses necessary to maintain its reporting status under the Securities and Exchange Act of 1934, as amended. The Company's quarterly expenses include legal and accounting expenses related to the costs associated with the filing of documents with the Securities and Exchange Commission and travel costs and time and effort related to certain merger activity discussed in the following paragraph. The Company anticipates raising no capital over the next twelve months. The Company has no plans to acquire any assets or make any investments prior to completing a merger.

The Company has entered into an Agreement and Plan of Merger with Investors Preferred Opportunities, Inc. ("IPO"). The merger is contingent upon IPO obtaining the business of Princeton Homes Corporation, a modular home manufacturer located in Virginia.

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

Item 3. Controls and Procedures

Evaluation of disclosure controls and procedures

We maintain controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act

                                        8

of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. Based upon their evaluation of those controls and procedures performed within 90 days of the filing date of this report, our chief executive officer and the principal financial officer concluded that our disclosure controls and procedures were adequate.

Changes in internal controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation of those controls by the chief executive officer and principal financial officer.

Results of Operations

Six Months Ended October 31, 2003 and 2002.

The net loss for the six months ended October 31, 2003 was $14,259 compared with a net loss of $7,957 for the three months ended October 31, 2002.

The Company did not generate any revenues for the six months ended October 31, 2003, compared to revenues of $0 for the six months ended October 31, 2002.




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

SIGNATURES

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended October 31, 2003 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 PREFERRED FINANCIAL RESOURCES,
INC



Date: March 18, 2004                    By: //Roger Sherman//
Roger W. Sherman, President











Exhibit 31.1
I, Roger W. Sherman, certify that:

1. I have reviewed this report on Form 10-QSB of Preferred Financial Resources, Inc.;

2. Based on my knowledge, the report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by the report;

3. Based on my knowledge, the financial statements, and other financial information included in the report, fairly present in all material respects the financial condition, results of operations and cash flows of Preferred Financial Resources, Inc. as of, and for, the periods presented in the report;

4. The other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as such term is defined in Regulation 13a-14 of the Securities Exchange Act of 1934) for Preferred Financial Resources, Inc and have:

i. Designed such disclosure controls and procedures to ensure that material information relating to Preferred Financial Resources, Inc., including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic reports are being prepared;

ii. Evaluated the effectiveness of Preferred Financial Resources, Inc.'s disclosure controls and procedures as of a date within 90 days prior to the filing date of the report ("Evaluation Date"); and

iii. Presented in the report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The other certifying officer and I have disclosed, based on our most recent evaluation, to the Preferred Financial Resources, Inc. auditors and the audit committee of the board of directors (or persons fulfilling the equivalent function):

i. All significant deficiencies in the design or operation of internal controls which could adversely affect Preferred Financial Resources, Inc.'s ability to record, process, summarize and report financial data and have identified for Preferred Financial Resources, Inc.'s auditors any material weaknesses in internal controls; and

ii. Any fraud, whether or not material, that involves management or other employees who have a significant role in the issuer's internal controls; and

6. I and the other certifying officer have indicated in the report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 18, 2004
// Roger Sherman//
__________________________
Roger W. Sherman
Chief Executive Officer