Form 10QSB
period 2004-01-31
PREFERRED FINANCIAL RESOURCES INC
filed 2004-04-06
CIK 24581

FORM 10-QSB
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

(Mark One)

    [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                For the quarterly period ended January 31, 2004

                                       OR

     [ ]  TRANSITION  REPORT  PURSUANT  TO  SECTION  13 OR  15(d)  OF THE
                        SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ___________________ to _______________________


                        Commission File Number  000-33247
                                               ---------


                      PREFERRED FINANCIAL RESOURCES, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Colorado                                  84-1493157
-------------------------------              ------------------------------
(State or other jurisdiction of                (I.R.S. Employer I.D. No.)
incorporation or organization)


 5442 Dungaree Street,  Las Vegas, NV                             89118
-------------------------------------                           ----------
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

The number of shares outstanding of each of Issuer's classes of common equity as of December 31, 2004 was:

        Common Stock, par value $.0001                 2,530,000
        ------------------------------              ----------------
                 Title of Class                     Number of Shares


Transitional Small Business Disclosure Format   Yes      No X
                                                   ---     ---

                      PREFERRED FINANCIAL RESOURCES, INC.
                                     Index

                                                                         Page
                                                                         ----
Part I:  Financial information

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
            January 31, 2004 (unaudited) .............................     3

         Consolidated Condensed Statements of Operations
            for the three and nine months ended
            January 31, 2004 and 2003 (unaudited) ....................     4

         Consolidated Condensed Statement of Changes in
            Shareholders' Equity for the nine months ended
            January 31, 2004 (unaudited) .............................     5

         Consolidated Condensed Statements of Cash Flows
            for the nine months ended January 31, 2004
            and 2003 (unaudited) .....................................     6

         Notes to Consolidated Condensed Financial Statements
            (unaudited) ..............................................     7

Item 2.  Plan of Operation ...........................................     8


Part II: Other Information ...........................................     9

         Signatures ..................................................    10

         Exhibits .................................................... Attached

                        PREFERRED FINANCIAL RESOURCES, INC.
                   (formerly COPPER CORPORATION)
                      Consolidated Condensed Balance Sheet
                                January 31, 2004
                                   (unaudited)


                                    Assets


Current assets:
 Cash                                                               $   1,113
 Prepaid expenses                                                       5,815
                                                                       --------
                                                                    $   6,928
                                                                      =========

                      Liabilities and Shareholders' Equity

Liabilities:
    Accounts payable and accrued liabilities .....................  $       -
                                                                       --------

                  Total liabilities ..............................          -

Shareholders' equity:
    Preferred stock  .............................................          -
    Common stock .................................................      2,673
    Additional paid-in capital ...................................     45,845
    Deficit accumulated during the development stage .............    (41,590)
                                                                       --------

                  Total shareholders' equity  ....................      6,928
                                                                       --------

                                                                     $  6,928
                                                                       ========

      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
                         (formerly COPPER CORPORATION)
                Consolidated Condensed Statements of Operations
                                  (unaudited)

                                                         Three Months Ended       Nine Months
Ended
                                                             January 31,             January
31,
                                                        -------------------- ------------------
                                                           2004       2003     2004     2003
                                                        ---------   -------- -------- ---------
Costs and expenses:
    Contributed rent ................................. $   300     $   300   $   900   $  900
    Contributed services. .. . .......................     200           -     1,800        -
    General and administrative........................   3,033       1,120    15,092    8,477
                                                        ---------   -------- -------- ---------
                                                         3,533       1,420    17,792    9,377
                                                        ---------   -------- -------- ---------

                     Loss before income taxes           (3,533)     (1,420)  (17,792)  (9,377)

    Income tax provision .............................      --           --       --       --
                                                        ---------   -------- -------- ---------
                   Net loss .......................... $(3,533)    $(1,420) $(17,792) $(9,377)
                                                        =========   ======== ======== =========
Basic and diluted loss per share ..................... $     --    $    --  $     --  $    --
                                                        =========   ======== ======== =========

Weighted average common shares outstanding ...........2,530,000  2,530,000 2,530,000 2,038,889
                                                        =========   ======== ======== =========


      See accompanying notes to consolidated condensed financial statements

                      PREFERRED FINANCIAL RESOURCES, INC.
                         (formerly COPPER CORPORATION)
      Consolidated Condensed Statement of Changes in Shareholders' Equity
                                  (unaudited)

                                                                         Deficit
                                                                         Accumulated
                                          Common Stock       Additional  During the
                                    ---------------------    paid-in     Development
                                     Shares      Amount      capital     Stage         Total
                                    ---------   ---------   ---------   ---------    ---------
Balance at
    April 30, 2003 ..............   2,530,000   $  2,673   $  22,791   $ (23,798)    $  1,666

Contributed rent (Note 2) .......         --         --          900         --           900

Contributed services (Note 2) ...         --         --        1,800         --         1,800

Contributed capital (Note 2) .....        --         --        7,600         --         7,600

Related party payment of costs on
    behalf of Company (Note 2) ..         --         --       12,754         --        12,754

Net loss        .................         --         --           --    (17,792)      (17,792)
                                    ---------   ---------   ---------   ---------    ---------
Balance at
    January 31, 2004 ............   2,530,000   $   2,673   $  45,845   $ (41,590)   $  6,928
                                    =========   =========   =========   =========    =========

      See accompanying notes to consolidated condensed financial statements

                       PREFERRED FINANCIAL RESOURCES, INC.
                          (formerly COPPER CORPORATION)
                   Consolidated Condensed Statements of Cash Flows
                                   (unaudited)

                                                            Nine Months Ended
                                                                 January 31,
                                                            ------------------
                                                              2004       2003
                                                            --------   -------
Net cash used in operating activities ...................   $(6,487)   $    -
                                                            --------   -------
Cash flows from financing activities:
    Contributed capital by affiliates    ................      7,600        -
                                                            --------   -------
       Net cash provided by financing activities ........     7,600         -
                                                            --------   -------
          Net change in cash ............................     1,113         -
Cash:
    Cash, beginning of period ...........................         -         -
                                                            --------   -------
    Cash, end of period .................................   $ 1,113    $    -
                                                            ========   =======
Supplemental disclosure of cash flow information:
    Cash paid during the year for:
       Income taxes .....................................   $     -    $    -
                                                            ========   =======
       Interest .........................................   $     -    $    -
                                                            ========   =======


      See accompanying notes to consolidated condensed financial statements

                       PREFERRED FINANCIAL RESOURCES, INC.
                          (formerly COPPER CORPORATION)
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

In the opinion of management, all adjustments (consisting only of normal recurring adjustments) which are necessary to provide a fair presentation of operating results for the interim period presented have been made. The results of operations for the nine-month period ended January 31, 2004 are not necessarily indicative of the results to be expected for the year.

Interim financial data presented herein are unaudited.

Note 2: Related Party Transactions

During the nine months ended January 31, 2004 and 2003, management provided free office space to the Company, on an as needed basis. The Company's Board of Directors valued this free service at approximately $100 per month, based on prevailing local market rates. The accompanying consolidated condensed financial statements include a charge to rent expense and a credit to paid-in capital of $900 and $900, for the nine months ended January 31, 2004 and 2003, respectively.

During the nine months ended January 31, 2004, affiliates contributed $7,600 to the Company, on an as needed basis, for working capital.

During the nine months ended January 31, 2004, certain members of management provided their time and effort to the Company, on an as needed basis, at no charge to the Company. The Company's Board of Directors valued this free service at approximately $50 per hour, based on prevailing local market rates.

An affiliate paid certain administrative costs on behalf of the Company, on an as needed basis, for all periods presented in the accompanying financial statements. The costs, consisting of legal, accounting and filing fees, are necessary for the Company to maintain its reporting status in conformity with the provisions Securities and Exchange Act of 1934, as amended. During the nine months ended January 31, 2004 the affiliate paid $12,754 in legal, accounting, and general and administrative costs on behalf of the Company, which the Company recorded as a charge to operations with a corresponding credit to contributed capital in the accompanying condensed financial statements.

Note 3: Income Taxes

The Company records its income taxes in accordance with Statement of Financial Accounting Standard No. 109,"Accounting for Income Taxes'. The Company incurred net operating losses during the periods shown on the accompanying unaudited consolidated condensed financial statements resulting in a deferred tax asset, which was fully allowed for; therefore, the net benefit and expense result in $-0- income taxes.

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

The Company has entered into an Agreement and Plan of Merger with Investors Preferred Opportunities, Inc. ("IPO"). The merger is contingent upon Investors Preferred obtaining the business of Princeton Homes, Corporation, a modular home manufacturer located in Virginia.

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

Results of Operations

Nine Months Ended December 31, 2004 and 2003.

The net loss for the nine months ended December 31, 2004 was $17,792 compared with a net loss of $9,377 for the three months ended September 30, 2002.

The Company did not generate any revenues for the three months ended December 31, 2004, compared to revenues of $0 for the three months ended December 31, 2003.

Liquidity and Capital Resources

As of December 31, 2004 the company had a working capital surplus of $6,928, compared with a working capital deficit of $3,543 during the same period of 2003.

Net cash provided by financing activities was $7,600 for the nine months ended December 31, 2004 and $0 for the same period of 2003.



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

                                   SIGNATURES
                                  -----------

The financial information furnished herein has not been audited by an independent accountant; however, in the opinion of management, all adjustments (only consisting of normal recurring accruals) necessary for a fair presentation of the results of operations for the six months ended January 31, 2004 have been included.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


PREFERRED FINANCIAL RESOURCES, INC



Date: March 18, 2004

By: Roger Sherman
---------------------------
Roger W. Sherman, President